Form 10-Q
period 1996-03-31
PIONEER BANCSHARES INC
filed 1996-05-16
CIK 889464

19




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996
                               OR
[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to

                Commission File Number    0-84254

                            Pioneer Bancshares, Inc.
     (Exact name of Registrant as specified in its Charter)

           Delaware                         62-1469913
(State of other jurisdiction of  (I.R.S. Employer Identification
         incorporation                         No.)
       or organization)

801 Broad Street, Chattanooga,                37402
              TN
(Address of principal executive              Zip Code
           offices)

Registrant's telephone number, including area code 423-755-0000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes        X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996:

        Title of Class             Number of Shares Outstanding
 Common Stock, $.01 Par Value               1,879,956




PIONEER BANCSHARES, INC.



INDEX                                                     PAGE


PART I.          FINANCIAL INFORMATION

Item 1.            Financial Statements

Consolidated Balance Sheets - March 31, 1996,
          December 31, 1995 and March 31, 1995            1

Consolidated Statements of Income -
          Three Months Ended March 31, 1996 and March 31, 2
          1995

Consolidated   Statements  of  Changes  in  Shareholders'
          Equity -                                        3
          Three Months Ended March 31, 1996 and March 31,
          1995

Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1996 and March 31, 4
          1995

Notes to Consolidated Financial Statements                5-6

Item 2.        Management's Discussion and Analysis of
               Financial  Condition  and  Results  of
               Operations
               of Pioneer Bancshares, Inc.                7-17

PART II.         OTHER INFORMATION                        18

Signatures                                                19

Exhibit Index                                             20











PART 1
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION
                                   Unaudited                 Unaudited
  (in thousands)                   March 31,   December 31,   March 31,
             ASSETS                  1996         1995         1995
Cash and due from banks              $ 56,574     $ 54,938     $ 44,752
Investment securities:
  Held-to-maturity (market value
  of $67,323 at March 31, 1996,
  $78,260 at December 31,1995,
  and $80,571 at March 31, 1995)       68,350       78,040      83,439
  Available-for-sale                  209,082      208,968     185,518
Federal funds sold                      4,275        5,935      14,295
Loans                                 452,847      423,191     347,527
  Less:  Unearned income                1,578        1,688       1,451
         Allowance for loan loss        5,741        5,872       5,440
      Net loans                       445,528      415,631      340,636
Premises and equipment, net of
accumulated depreciation               18,676       17,084      14,286
Intangible assets                       7,071        7,271         192
Other assets                           12,636       11,401      12,308
  Total Assets                      $ 822,192    $ 799,268   $ 695,426
          LIABILITIES
Deposits
  Noninterest bearing demand dep    $ 126,076    $ 127,776    $ 108,496
  Interest bearing demand dep         119,893      118,084     111,842
  Money market accounts                42,580       44,652      42,987
  Savings deposits                     86,347       88,556      81,646
  Time deposits of less than $100,000 234,394      231,563     187,704
  Time deposits of $100,000 or more    56,795       51,464      53,024
      Total deposits                  666,085      662,095     585,699
Federal funds purchased and
  securities sold under
  agreements to repurchase             50,330       41,915      24,063
Other borrowings                       10,000            0           0
Other liabilities                       6,729        7,633       4,064
      Total liabilities               733,144      711,643     613,826
      STOCKHOLDERS' EQUITY
Common stock par value
  $.01 per share;
  4,000,000 authorized;
  1,879,956 issued.                        19           19          19
Surplus                                64,728       64,728      64,728
Retained earnings                      24,238       23,045      20,057
Unrealized appreciation/(depreciation) on
  securities available for sale            83          312     (3,117)
Less:   treasury stock - at cost           20         479            87
  Total stockholders' equity           89,048       87,625      81,600
Total Liabilities and
Stockholders' Equity                $ 822,192    $ 799,268    $ 695,426

CONSOLIDATED STATEMENTS OF INCOME
  (in thousands, except per share data)

                                         Unaudited
                                    Three months ended
INTEREST INCOME                          March 31,
                                       1996        1995
Interest and fees on loans           $ 9,428     $ 7,155
Interest on investment securities
  Taxable                              2,980       2,876
  Tax exempt                             971       1,017
Interest on federal funds sold            94         260
Interest on other earning assets           3           4
  Total interest income               13,476      11,312
INTEREST EXPENSE
Interest bearing demand deposits         780         692
Money market accounts                    400         318
Savings deposits                         564         568
Time deposits of less than $100,000    3,248       2,250
Time deposits of $100,000 or more        704         705
Federal funds purchased and
  securities sold under
  agreements to repurchase               485         326
Other borrowed money                      51           0
  Total interest expense               6,232       4,859
      Net interest income              7,244       6,453
Provision for loan losses                280          80
      Net interest income
        after the provision for
        loan losses                    6,964       6,373
NONINTEREST INCOME
Trust income                             313         280
Service charge on deposit accounts       863         786
Net securities gains (losses)            162         (46)
Other income                             603         376
  Total noninterest income             1,941       1,396
NONINTEREST EXPENSE
Salaries and employee benefits         3,274       2,760
Occupancy                                897         641
Other                                  1,937       1,847
  Total noninterest expense            6,108       5,248
Income before provision for
 income taxes                          2,797       2,521
Provision for income taxes               786         614
      NET INCOME                     $ 2,011     $ 1,907


Net income per common share           $ 1.07       $ 1.01
Dividends declared per common share   $ 0.435      $ 0.400



CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'EQUITY
Pioneer Bancshares, Inc.
 (in thousands except for share data)
                                         Unrealized
                                        Appreciation
            Common Stock               (Depreciation)
            # of   Par  Capital  Retained   AFS  Treasury  Total
           Shares Value Surplus  Earnings  Sec's  Stock

Balances,
12/31/94 1,879,956  19   64,728    18,812  (5,591)   (63)   77,905

Net income                          1,907                    1,907

Cash dividend                        (662)                    (662)

Net Changes in
 Unrealized
 Appreciation on
 AFS Securities                              2,474            2,474

Purchases of Treasury                                 (24)      (24)
 Stock

Balances,
3/31/95  1,879,956  19   64,728    20,057  (3,117)   (87)    81,600
(unaudited)


Balances,
12/31/95 1,879,956  19  64,728     23,045     312   (479)    87,625

Net income                          2,011                     2,011

Cash dividend                        (818)                     (818)

Net Changes in
 Unrealized
 Appreciation on
 AFS Securities                               (229)            (229)

Sales of Treasury                                    631        631
 Stock
Purchases of Treasury                               (172)      (172)
 Stock

Balances,
3/31/96  1,879,956  19  64,728    24,238        83   (20)    89,048













CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)                        Unaudited
                                    Three months ended
OPERATING ACTIVITIES                      March 31,
                                        1996          1995
Net income                            $ 2,011       $ 1,907
Adjustments to reconcile net
 income to cash provided
 by operating activities:
   Provision for loan losses              280            80
   Depreciation on premises and           436           333
      equipement
   Amortization and accretion
      of investment securities            205           133
   (Increase) decrease in other        (1,035)        2,327
      assets
   Increase (decrease) in other          (904)          145
      liabilities
Net cash provided by operating            993         4,925
      activities

INVESTING ACTIVITIES

Proceeds from sales and
     maturities of
     available-for-sale securities     15,340        10,718
Proceeds from maturities of
     held-to-maturity securities        9,703           527
Purchases of investment               (15,220)       (9,925)
     securities
Net (increase) decrease in              1,660        (6,655)
     federal funds sold
Net (increase) decrease in            (30,177)      (10,167)
     loans
Purchases of premises and              (2,709)       (1,382)
     equipment
Net cash used in investing            (21,403)      (16,884)
     activities

FINANCING ACTIVITIES

Net increase (decrease) in                109       (11,999)
     demand deposits
Net increase (decrease) in             (4,281)      (15,300)
     savings and MMDA
Net increase (decrease) in time         8,162        37,749
     deposits
Net increase (decrease) in
     repurchase agreements and
     federal funds purchased            8,415       (14,407)
Net increase (decrease) in             10,000
     other borrowings
Cash dividends paid                      (818)         (662)
Sales of treasury stock                   631             0
Purchase of treasury stock               (172)          (24)
Net cash provided (used) by            22,046        (4,643)
     financing activities

Increase (decrease) in cash
     and cash equivalents               1,636       (16,602)
Cash and cash equivalents at
     the beginning of the period       54,938        61,354
Cash and cash equivalents at
     the end ofthe period              56,574        44,752

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PIONEER BANCSHARES, INC.

A.   PRESENTATION OF FINANCIAL INFORMATION

The financial statements in this report have not been audited. The information included herein should be read in conjunction with the notes to consolidated financial statements included in the 1995 Annual Report to Shareholders which was furnished to each shareholder of the Company on April 30, 1996. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices. All prior period financial statement data has been restated to reflect the pooling of interest method of accounting.

Consolidation

The accompanying consolidated financial statements include the accounts of Pioneer Bancshares, Inc., its subsidiaries, Pioneer Bank and Valley Bank, and Pioneer Bank's subsidiaries and trusteed affiliates. Pioneer Bank's subsidiaries include Pioneer Securities, Inc. (PSI), Marion Properties, Inc. and Center Finance Corporation. The trusteed affiliates of Pioneer Bank include Frontier Corporation and Valley Company with Valley's wholly-owned subsidiary. Collectively Pioneer Bancshares and its subsidiaries and trusteed affiliates are referred to as the "Company." Frontier Corporation and Valley Company are held in trust for the benefit of Pioneer Bank's shareholders for a period of one hundred years from 1956. At any time, the trusts may be liquidated by a two-thirds vote of Pioneer Bank's shareholders. Center Finance Corporation will engage in consumer finance and related activities in Athens, Tennessee and is expected to open in the second quarter of 1996.

Substantially all intercompany transactions, profits and balances have been eliminated.

Accounting Policies

During interim periods, the Company follows the accounting policies set forth in its Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission. Since 1995, there have been no changes in any accounting principles or practices, or in the method of applying any such principles or practices.

Interim Financial Data (Unaudited)

In the opinion of Company management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, cash flows and stockholders' equity of the Company for the interim periods. Results for interim periods are not necessarily indicative of the results to be expected for a full year.



Deferred Taxes

Deferred income taxes arise from temporary differences between the income tax basis and the financial reporting basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Common Stock Data

Earnings per share is computed by dividing the net income for the
period   by   the  weighted  average  number  of  common   shares
outstanding during the period.

FASB Statements No. 114 & 118

The Company adopted FASB Statements No. 114 & 118 in the first quarter of 1995. For purposes of these Statements, management maintains the following policy. Impaired loans are divided into two classifications: doubtful and loss. "Doubtful" loans indicate probable loss and are reserved at 50% of outstanding principal regardless of underlying collateral value. If collateral value is less than 50% of principal, then additional specific reserves are allocated. "Loss" loans are deemed uncollectible by management and are reserved at 100% of uotstanding principal value. The Company charges-off loans that it deems to be substantially uncollectible. The Directors Loan Committee approves all loan charge-offs. The following table details impaired loans:

                                              March 31,
                                           1996        1995
Principal balance                           63,616     238,404
Interest  income recorded during  loan           0           0
     impairment
Reserve for potential credit losses         32,605     123,092
Unreserved portion of impaired loans        31,011     115,312
Average  principal balance QTD              98,965     242,746
Average principal balance YTD               98,965     242,746

Impaired loans are identified according to the two classification methods in the following table:

                                              March 31,
                                           1996        1995
Doubtful loans outstanding                62,022      230,624
Loss loans outstanding                     1,594        7,780






ITEM 2.
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                   of Pioneer Bancshares, Inc.

OVERVIEW

The Company ended the first quarter with total assets of $822.2 million, a 2.9% increase from December 31, 1995. The Company reported net income of $2.0 million, or $1.07 per share, for the three months ended March 31, 1996, compared to $1.9 million, or $1.01 per share, for the same period in 1995.

NET INTEREST INCOME

Net interest income was approximately $7.2 million for the three months ended March 31, 1996, compared to $6.5 million for the same period in 1995. This level of net interest income resulted primarily from, among other things, net interest spread narrowing 13 basis points to 3.47% from 3.60% . The net interest margin was 4.28% in the first quarter of 1996 compared to 4.43% in the first quarter of 1995. The margin declined due to the rate paid on interest bearing liabilities increasing 35 basis points, while the yield on interest earning assets increased 22 basis points. (See "ASSET/LIABILITY MANAGEMENT."

CASH and DUE FROM BANKS

Cash and due from banks increased from $54.9 million as of December 31, 1995, to $56.6 million as of March 31, 1996, representing a 3.0% increase. The increase is indicative of normal business cycles in the industry. Cash and due from bank balances will fluctuate depending on monthly cycles and the volume of uncollected funds deposited by bank customers. It is management's desire to maintain adequate cash reserves to meet our customers' cash needs.

INVESTMENTS

Investment securities decreased from $287.0 million to $277.4 million, or 3.3% from December 31, 1995 to March 31, 1996. This decrease was due to maturities in the held to maturity category which were not reinvested in investment securities, but rather funded loan portfolio growth.

The increase in long term interest rates from January 1996 to April 1996 has devalued the investment portfolio by $1.5 million. Interest rates increased due to indices that reflect that the economy is generally strong, as well as a to curb inflation. Regarding the investment portfolio, management intends to (i) buy securities only during those times when prices appear most favorable, (ii) maintain maturities four years or less and (iii) avoid mortgage-backed securities and structured notes.

FASB 115 requires that the "Available for Sale" portfolio be valued at market prices and any difference be recorded as a change in asset value of the investment portfolio and capital. As of March 31, 1996, the FASB 115 adjustment resulted in an increase in the asset value of the investment portfolio of $134,000 and an adjustment to the capital account of $83,000, after reserving $51,000 for deferred taxes.

As of March 31, 1996, the Company invested $4.3 million in Federal Funds compared to $5.9 million at December 31, 1995, or a $1.7 million decrease. Management continually monitors the Company's liquidity position to determine the necessary balances of short term investments and to consider alternative uses of such funds.

LOAN PORTFOLIO

Loans, net of unearned income increased $29.8 million or 7.1% from December 31, 1995 to March 31, 1996. The loan mix changed marginally from year end 1995 to quarter end, March 31, 1996. A large increase is noted in commercial loans of $10.2 million or 12.9% from December 1995 to March 1996. Similarly, commercial real estate loans increased $6.9 million over the same period. The remaining majority of the loan growth occurred within consumer installment loans, due to the indirect auto loan program; the increase from year end 1995 to quarter end March, 1996 is $6.8 million. Real estate construction loans and residential real estate loans increased $2.0 million and $3.6 million, respectively, for the same period.

The Company had no foreign loans or loans to lesser developed countries as of March 31, 1996. The Company's loan mix is further described in the table below.



















                         LOAN PORTFOLIO
                          (in thousands)

                   March     Percent    December   Percent
                    1996    of Total      1995    of Total
 Commercial,
   financial
   and agricultural 89,520   19.77%       79,324   18.74%
 Real estate:
  Construction      20,682    4.57%       18,671    4.41%
    and development
  Residential      120,768   26.67%      117,182   27.69%
  Commercial       160,152   35.36%      153,354   36.24%
Consumer
  Credit cards       3,361    0.74%        3,253    0.77%
  Installments      57,988   12.81%       51,040   12.06%
  Lease financing      376    0.08%          367    0.09%
  Total Gross Loans452,847   100.00%     423,191   100.00%
 Less:
    Unearned income  1,578                 1,688
    Allowance for
      loan loss      5,741                 5,872
Total Net Loans    445,528               415,631

Management does not expect the current loan mix to change significantly over the course of 1996.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses decreased $131,000 or 2.2% during the first quarter of 1996 from December 31, 1995. The provision charged to expense is based on continuous analysis by the Company's management of potential losses in the loan portfolio.














                   ALLOWANCE FOR LOAN LOSSES
                         (in thousands)

                         1996                   1995
Quarter Ending          Mar 31   Dec 31   Sept 30  June 30  Mar 31
Balance  at  beginning
  of period               5,872    5,609    5,500    5,440    5,355
Loans charged-off           481      146      119      148      118
Loans recovered              70       80       49      178      123
 Net   charge-offs          411       66       70     (30)      (5)
   (recoveries)
Provision   for   loan
 losses charged to expense  280      329      179       30       80
Balance at end of period  5,741    5,872    5,609    5,500    5,440
Allowance   for   loan
 losses as a percentage
 of  average  loans        1.32%    1.45%    1.52%    1.55%    1.61%
 outstanding
 for the period

Allowance   for   loan
 losses as a percentage
 of  nonperforming
 assets and loans 90    211.77%  255.64%  251.86%  330.53%  256.36%
 days   past   due
 outstanding
 at   end  of  the
 period

Annualized   QTD   net
 charge-offs as
 a  percentage  of        0.38%    0.07%    0.08%   -0.03%   -0.01%
 average loans
 outstanding for the
 period

Annualized   YTD   net
 charge-offs as
 a  percentage  of        0.38%    0.03%    0.01%   -0.02%   -0.01%
 average loans
 outstanding for the
 period

The Company's allowance for possible loan losses as a percentage of loans, net of unearned income, was 1.32% at March 31, 1996 as compared to 1.45% at December 31, 1995. The allowance for loan losses at March 31, 1996, and December 31, 1995, provided 211.8% and 255.6% coverage, respectively, of nonperforming assets. Net charge-offs (annualized as a percentage of average quarter-to-date loans) were 0.38% during the first quarter of 1996 as compared to -0.01% for the same period one year ago. At March 31, 1996, management believes that the allowance for possible loan losses is sufficient to absorb potential losses.

NONPERFORMING ASSETS AND PAST DUE LOANS

Nonperforming assets include nonperforming loans, foreclosed realestate held for sale and foreclosed other personal property held for sale. As of March 31, 1996, nonperforming assets were $2.1 million as compared to $1.9 million at December 31, 1995. The ratio of nonperforming assets to loans, net of unearned income, other real estate and other nonperforming assets was 0.47% at March 31, 1996, compared to 0.47% at December 31, 1995 and 0.60% at March 31, 1995.

Total nonperforming loans to total average loans decreased from 0.28% at December 31, 1996, to 0.27% at March 31, 1996. Whereas,
loans past due 90 days or more as a percentage of total average loans increased to 0.16% as of March 31, 1996, compared to 0.09% as of December 31, 1995.

Net  loans  charged  off during the first quarter  of  1996  were
$411,000 compared to a $5,000 net recovery for the same period of
1995.   Further  detail  of loan charge-offs  and  recoveries  is
presented in the table "Allowance for Loan Losses."

            NONPERFORMING ASSETS AND PAST DUE LOANS
                         (in thousands)

                         1996                   1995
Quarter Ending          Mar 31   Dec 31   Sept 30  June 30  Mar 31
Avg   loans,  net   of
 unearned income         434,323  406,150  369,385  353,762  338,760
Nonaccrual loans           1,160    1,153      881      694    1,127
Renegotiated or                0        0        0        0        0
 restructured loans
   Total nonperforming    1,160    1,153      881      694    1,127
        loans
Other    real   estate      840      761      699      834      902
 owned, net
Other   non-performing       54        0        0        0        0
 assets
   Total nonperforming
       assets             2,054    1,914    1,580    1,528    2,029

Loans 90 days or  more
 past due
 and still accruing         711      383      647      136       93
Total    nonperforming
 loans as a                0.27%    0.28%    0.24%    0.20%    0.33%
 percentage of total
 loans
Total    nonperforming
 assets as a
 percentage of total       0.47%    0.47%    0.43%    0.43%    0.60%
 loans, ORE
 and      other
 nonperforming assets
Loans 90 days past due
 as a                     0.16%    0.09%    0.18%    0.04%    0.03%
 percentage of total
 loans

DEPOSITS

Total deposits increased $4.0 million or 0.6% from $662.1 million at December 31, 1995 to $666.1 million at March 31, 1996. The increase is due to customers investing in time deposits to attain marginally higher yields over other deposit products. Total time deposits increased $8.2 million from December 31, 1995 to March 31, 1996.

Federal funds purchased and securities sold under agreements to repurchase increased $8.4 million or 20.1% from December 31, 1995 to March 31, 1996. Counterparties to the agreements to repurchase are commercial account customers, where excess funds from noninterest bearing checking accounts are transferred nightly to a collateralized interest bearing repurchase account. These accounts are not FDIC insured, therefore the Company collateralizes the deposits with securities from the investment portfolio. For the quarter ended March 31, 1996, none of the repurchased agreements were brokered. As of March 31, 1996, the Company's federal funds purchased position was zero compared to $5.0 million as of December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide funding for lending and investment activities, as well as to cover deposit withdrawals and pay debt and operating obligations. Maintaining an adequate level of liquidity is an important component of the Company's balance sheet management objectives.

Net cash provided by operating activities for the three months ended March 31, 1996, totaled $993,000. For the same period, net cash used by investing activities totaled $21.4 million consisting of proceeds from maturities and sales of investment securities of $25.0 million, with cash outflows of $15.2 million in investment securities purchases, and a $30.2 million increase in loans outstanding. Net cash provided by financing activities of $22.0 million consisted of increases in demand deposits, time deposits, repurchase agreements and other borrowings of $26.7 million. The payment of $818,000 in common stock dividends ($0.435 per share) was funded from earnings. Management will stagger the purchases of investment securities within a four year maturity horizon to provide sufficient liquidity to the loan portfolio. Management does not anticipate any unexpected funding needs in the near future that could not be satisfied with current cash generated from investing activities.

Total stockholders' equity, adjusted for the unrealized appreciation on securities available for sale, to total assets at March 31, 1996 and December 31, 1995 was 10.82% and 10.92%,
respectively. The Company's book value per share increased from $46.61 at December 31, 1995 to $47.37 at March 31, 1996. The
Company's Tier I risk based capital ratio, total risk based capital ratio and leverage capital ratio at March 31, 1996 were 13.82%, 14.79% and 10.33%, respectively, exceeding the fully phased-in required capital ratios of 4.00%, 8.00% and 3.00%, respectively. These ratios as of December 31, 1995, were 14.77%, 15.85% and 10.11%, respectively. Increased regulatory activity in the financial industry as a whole will continue to impact the structure of the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

INTEREST RATE SENSITIVITY

The  following  table  illustrates  the  Company's  exposure   to
interest rate fluctuations as of March 31, 1996:







               Interest Rate Sensitivity Analysis
                      as of March 31, 1996
                         (in thousands)

                           Over 3    Over 1
                           Months     Year                Non-
                    3      through   through    Over     Interest
                 Months      12      5 Years   5 Years              Total
                 or less   Months                        Sensitive

ASSETS:
Interest Earning Assets:

Loans, net of
 unearned income 143,241   45,048    238,112   24,868              451,269
Less:
 Allowance for
  loan losses                                             (5,741)   (5,741)
    Net loans    143,241   45,048    238,112   24,868     (5,741)  445,528
Investment        18,782   36,965    152,560   69,125              277,432
 securities
Federal funds      4,275                                             4,275
 sold
Total earning    166,298   82,013    390,672   93,993     (5,741)  727,235
 assets
Cash and                                                  94,957    94,957
 other assets
   Total assets  166,298   82,013    390,672   93,993     89,216   822,192


                          Over 3     Over 1
                          Months      Year                 Non-
                    3     through    through     Over     Interest
                 Months     12       5 Years   5 Years              Total
                 or less  Months                          Sensitive

LIABILITIES
AND
STOCKHOLDERS'
   EQUITY:
Interest Bearing Liabilities:

Interest
 bearing
 demand         9,591   14,387     95,915                          119,893
 deposits
Money market    8,516   17,032     17,032                           42,580
 acct
Savings         6,908   10,362     69,077                           86,347
 deposits
Other time      81,425  110,392    42,532         45               234,394
 deposits
CD's of
 $100,000       26,582   24,307     5,906                           56,795
 or more
Federal funds
 purchased
 and
 securities     50,330                                              50,330
 sold
 under
 agreements
 to
 repurchase
Other                              10,000                           10,000
 borrowings
Total
 interest     183,352  176,480    240,462          45              600,339
 bearing
 liabilities
Non-interest
 bearing                                                  126,076  126,076
 demand
 deposits
Other                                                       6,729    6,729
 liabilities
Stockholders'                                              89,048   89,048
 equity
Total
 liabilities
 and          183,352  176,480     240,462        45      221,853  822,192
 stockholders'
 equity


Interest
 sensitivity    (17,054)  (94,467)   150,210     93,948
 gap
Cumulative
 interest       (17,054)  (111,521)    36,689   132,637
 sensitivity
 gap
Cumulative
 interest
 sensitivity      -2.3%   -15.3%         5.0%    18.2%
 gap as a
 percentage
 of total
 earning
 assets
In analyzing the interest rate sensitivity at March 31, 1996, the Company is liability sensitive in the less than twelve month categories in the amount of $111.5 million. In the greater than one year categories, the Company is asset sensitive in the amount of $244.2 million. Overall the Company is asset sensitive in the amount of $132.6 million. During periods of increasing interest rates asset sensitivity would enable the Company to reprice earning assets faster than interest bearing liabilities, therefore optimizing net interest margins. During periods of decreasing interest rates, being asset sensitive would narrow net interest margins, because interest earning assets would reprice faster at lower rates before the repricing of the interest bearing liabilities. Management maintains several interest rate risk models, regularly meets with the Board of Directors to discuss asset/liability management issues and believes this level of exposure to interest rate fluctuations to be acceptable.

NET INCOME

Net income for the three months ended March 31, 1996 increased $104,000 or 5.5% over the same period in 1995. Net income per share for the quarter increased $0.06 or 5.5% to $1.07 per share compared to $1.01 per share for the same period one year ago. Annualized return on average assets for the three months ending March 31, 1996 was 1.01% as compared to 1.11% for 1995. The annualized return on average equity for the first quarter of 1996 was 8.99% compared to 9.38% for the same period in 1995.

NET INTEREST MARGIN

The following table shows average balances, interest income and interest expense, and yields/rates for the three months ending
March 31, 1996 and 1995.



















   CONSOLIDATED  AVERAGE
BALANCE SHEET
                INTEREST
INCOME/EXPENSE AND
   YIELD/RATES
Taxable Equivalent Basis
(in thousands)                      Three months ended
                                         March 31,

Assets                           1996                 1995
                         Avera  Incom  Yield  Avera  Incom  Yield
Earning assets:            ge     e/     /      ge     e/     /
                         Balan  Expen   Rate  Balan  Expen   Rate
                           ce     se            ce     se
Loans,  net of  unearned      $      $ 8.68%       $      $ 8.48%
income                    434,3  9,420         338,7  7,183
                             23                   60
Investment securities     283,6  4,480 6.32%   275,9  4,417 6.40%
                             69                   98
Other earning assets      6,856     94 5.47%   18,00    264 5.86%
                                                   9
   Total earning assets   724,8  13,99 7.72%   632,7  11,86 7.50%
                             48      4            67      4
Allowance    for    loan  (5,74                (5,44
losses                       3)                   0)
Cash and other assets     80,29                60,99
                              4                    0
      TOTAL ASSETS            $                    $
                          799,3                688,3
                             99                   17

Liabilities          and
Stockholders' Equity

Interest         bearing
liabilities:
Interest bearing  demand      $    780 2.62%       $    692 2.51%
deposits                  119,2                110,1
                             66                   63
Savings deposits          88,15    584 2.65%   82,97    568 2.74%
                              2                    5
Time deposits             276,6  3,630 5.25%   224,3  2,568 4.58%
                             55                   25
Time     deposits     of  51,47    704 5.47%   54,15    705 5.21%
$100,000 or more              7                    3
Federal  funds purchased
and securities            44,04    484 4.40%   26,79    326 4.87%
    sold under agreement      4                    5
to repurchase
Other borrowings          6,703     51 3.04%       0      0 0.00%
       Total    interest  586,2  6,233 4.25%   498,4  4,859 3.90%
bearing liabilities          97                   11
Net interest spread                  $ 3.47%              $ 3.60%
                                 7,761                7,005
Noninterest      bearing  114,6                104,5
demand deposits              86                   25
Accrued   expenses   and  8,899                4,064
other liabilities
Stockholders' equity      89,51                81,31
                              7                    7
 TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY        $                    $
                          799,3                688,3
                             99                   17
Net   yield  on  earning               4.28%                4.43%
assets

Taxable       equivalent
adjustment:
   Loans                             $                    $
                                    39                   28
   Investment securities           509                  524
      Total adjustment               $                    $
                                   548                  552

ASSET/LIABILITY MANAGEMENT

The Company experienced a decrease in the net yield on earning assets for the first quarter from 4.43% in 1995 to 4.28% in 1996. This decrease resulted from changes in rates, volumes and mix of interest earning assets and interest bearing liabilities. In addition, the average balance of noninterest bearing demand deposits increased $10.2 million or 9.7%. Interest income on earning assets increased $2.2 million or 19.1% due to increases in the rates earned on interest earning assets and an increase of $92.1 million or 14.6% in the average volume of interest earning assets. The mix of interest earning assets changed significantly with the average balances of loans increasing $95.6 million or 28.2%, while the average balance of securities increased $7.7 million or 2.8% and the average balance of other earning assets, primarily federal funds sold, decreased $11.2 million or 61.9%. Rates earned on loans increased 20 basis points, while rates earned on investment securities decreased 8 basis points. The rates earned on other earning assets decreased 39 basis points. The rate on total earning assets increased 22 basis points. Interest expense on deposits increased $1.4 million or 28.3% in the first quarter of 1996 compared to the same period last year. Average balances on interest bearing liabilities increased by $87.9 million or 17.6%. The average balances of interest bearing demand deposits increased from first quarter of 1995 to first quarter of 1996 by $9.1 million or 8.3%. Savings accounts increased for the same time periods by $5.2 million or 6.2%. The rates paid on these type of accounts during the three months ending March 31, 1996, and 1995, increased 11 and decreased 9 basis points, for interest bearing demand deposits and savings deposits, respectively. The average balance of time deposits, including time deposits over $100,000, increased $49.7 million or 17.8% and the rate paid increased 58 basis points. Net interest spread increased from first quarter 1995 to first quarter 1996 by $756,000, however the spread rate declined 13 basis points.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and commissions.

                       NONINTEREST INCOME
                         (in thousands)

                      Three Months
                    Ended March 31,    Percent
                     1996      1995     Change
Service charge on         $         $   9.80%
deposit accounts        863       786
Trust fees              313       280   11.79%
Net    securities       162      (46)  452.17%
gains realized
Other income            603       376   60.37%
   TOTAL                  $         $   39.04%
                      1,941     1,396

Service charges increased $77,000, or 9.8%, for the three months ended March 31, 1996, as compared to the quarter ended march 31, 1995. Trust fees increased $33,000, or 11.8%, from the first quarter of 1995 compared to the first quarter of 1996. Net securities gains of $162,000 were realized in the first three months of 1996, compared to the loss of $46,000 realized in the same period of 1995. Other noninterest income increased $227,000, or 60.4%, for the first quarter 1996 compared to the first quarter of 1995.

NONINTEREST EXPENSE

Salaries and benefits increased $514,000, or 18.6%, for the three months ending March 31, 1996, as compared to March 31, 1995. The increase was due primarily to the additional employees with the Marion County Branch Purchase. Occupancy expenses increased $256,000, or 39.9%, due to depreciation on the properties put into commission in the second half of 1995. Management anticipates this level of spending for occupancy expense to increase through the remainder of the year of 1996 as renovations for expanding the downtown office continue and new branches open. Other expenses increased $90,000, or 4.9% over these same periods.

                      NONINTEREST EXPENSE
                         (in thousands)

                      Three Months
                    Ended March 31,    Percent
                     1996      1995     Change
Salaries      and         $         $   18.62%
benefits              3,274     2,760
Net     occupancy       897       641   39.94%
expense
Other expense         1,937     1,847   4.87%
   TOTAL                  $         $   16.39%
                      6,108     5,248

PROVISION FOR INCOME TAXES

The Company's provision for income taxes increased $172,000, or 28.0%, to $786,000 for the three months ended March 31, 1996, as compared to $614,000 for the same period in 1995. The effective tax rate was 28.1% for the three months ended March 31, 1996 as compared to 24.4% for March 31, 1995. The notes to the financial statements provide additional information regarding the Company's taxes.























                            PART II
                       OTHER INFORMATION
ITEM 1.   Legal Proceedings

          None

ITEM 2.   Change in Securities

          None

ITEM 3.   Defaults Upon Senior Securities

          None

ITEM 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of Pioneer Bancshares, Inc. stockholders will be held on May 21, 1996 at the corporate offices of Pioneer Bank. Only those items disclosed within the Pioneer Bancshares, Inc. Proxy Statement will be voted.

ITEM 5.   Other Information

          None

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  The exhibits filed as part of the Report are as follows:

     Exhibit
     Number    Description
        3(a)          Certificate of Incorporation,  incorporated
herein by reference
                 from Registrant's Registration Statement on Form
S-4
                (Registration No. 33-49360).

        3(b)          By-laws, incorporated herein  by  reference
from Registrant's
                Registration  Statement on Form S-4 (Registration
No. 33-
               49360)

     11        Statement Re Computation of Per Share Earnings

(b)  Reports on Form 8-K.

     None
                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.





                                   Pioneer Bancshares, Inc.





Date:  May 14, 1996                  /s/  Rodger B. Holley
                                   Rodger B. Holley
                                   President and CEO





Date:  May 14, 1996                  /s/  Gregory B. Jones
                                   Gregory B. Jones
                                    Executive Vice President  and
                                    Treasurer

















            PIONEER BANCSHARES, INC. AND SUBSIDIARIES

                        INDEX TO EXHIBITS

          Exhibit
               Number                     Description   Page

               3(a) Certificate   of    Incorporation,
                    incorporated herein
                    by reference from Registrant's Registration
                    Statement on Form S-4 (Registration No. 33-
                    49360).

              3(b)  By-laws,  incorporated   herein   by
                    reference from
                    Registrant's Registration Statement on Form S-
                    4
                    (Registration No. 33-49360).

            11      Statement  Regarding  Computation  of  Net
                    Earnings
                    per                   Share                  21

























                    PIONEER BANCSHARES, INC.
                   Form 10-Q, Part II, Item 6
        Exhibit 11 - Statement Regarding Computation of
                     Net Earnings Per Share

For   the  three  months  ended      1996             1995
March 31,

Income    as    reported     in
consolidated                      $2,011,000       $1,907,000
   statements of income

Per share computation of common
 and dilutive  common equivalent
 shares:

Weighted average number of
   shares outstanding             1,879,956        1,879,956
Weighted   average  number   of
 shares issuable  upon exercise  of       0                0
 stock options applying the
 treasury stock method
Weighted   average  number   of
 shares outstanding used  to      1,879,956        1,879,956
 calculate per share
 data assuming no dilution

Net   income  per  common   and
 common                              $ 1.07           $ 1.01
 equivalent share


Per  share computation assuming
 full dilution:

Weighted   average  number   of
 shares                            1,879,956        1,879,956
 outstanding
Weighted   average  number   of
 shares issuable  upon exercise  of       0                0
 stock options
 applying the treasury stock
 method
Weighted   average  number   of
 shares
 outstanding    used    to         1,879,956        1,879,956
 calculate per share
 data assuming full dilution

Net   income  per  common   and
 common                              $ 1.07           $ 1.01
 equivalent  share  assuming
 full dilution