Form 10-Q
period 1996-06-30
PIONEER BANCSHARES INC
filed 1996-08-14
CIK 889464

5




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996
                               OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

                Commission File Number    0-84254

                            Pioneer Bancshares, Inc.
          (Exact name of Registrant as specified in its Charter)

           Delaware                         62-1469913
(State of other jurisdiction of  (I.R.S. Employer Identification
         incorporation                         No.)
       or organization)

801 Broad Street, Chattanooga, TN              37402
(Address of principal executive              Zip Code
           offices)

Registrant's telephone number, including area code  423-755-0000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996:

        Title of Class             Number of Shares Outstanding
 Common Stock, $.005 Par Value              3,759,912




PIONEER BANCSHARES, INC.



INDEX                                                     PAGE


PART I.          FINANCIAL INFORMATION

Item 1.            Financial Statements

Consolidated Balance Sheets - June 30, 1996,
          December 31, 1995 and June 30, 1995             1

Consolidated Statements of Income -
          Three Months and Six Months Ended               2
          June 30, 1996 and June 30, 1995

Consolidated Statements of Changes in Shrhlds' Equity -
          Six Months Ended June 30, 1996 and June 30,1995 3

Consolidated Statements of Cash Flows -
          Six Months Ended June 30,1996 and June 30,1995  4

Notes to Consolidated Financial Statements                5-6

Item 2.   Management's Discussion and Analysis
            of  Financial  Condition  and  Results  of
            Operations of Pioneer Bancshares, Inc.        7-19

PART II.         OTHER INFORMATION                        20

          Signatures                                      21

          Exhibit Index                                   22



PART 1
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION
                                     Unaudited                Unaudited
  (in thousands)                      June 30,     Dec 31,     June 30,
             ASSETS                     1996        1995        1995
Cash and due from banks                62,606      54,938      59,673
Investment securities:
 Held-to-maturity (fair value
  of $63,687 at June 30, 1996,
  $78,260 at December 31, 1995,
  and $81,816 at June 30,1995)         65,392       78,040      82,504
 Available-for-sale                   204,932      208,968     173,752
Federal funds sold                          0        5,935      69,475
Loans                                 480,547      423,191     364,573
  Less:  Unearned income                1,605        1,688       1,589
         Allowance for loan loss        5,493        5,872       5,500
      Net loans                       473,449      415,631     357,484
Premises and equipment, net of
 accumulated depreciation              20,024       17,084      15,436
Intangible assets                       6,864        7,271       7,562
Other assets                           14,415       11,401      14,637
  Total Assets                        847,682      799,268     780,523
          LIABILITIES
Deposits
  Noninterest bearing DDA             135,388      127,776     130,175
  Interest bearing DDA                120,263      118,084     116,576
  Money market accounts                42,801       44,652      43,235
  Savings deposits                     86,554       88,556      86,608
  Time deposits of < $100,000         245,612      231,563     226,592
  Time deposits of > $100,000          51,375       51,464      53,769
      Total deposits                  681,993      662,095     656,955
Federal funds purchased and
 securities sold under agreements
 to repurchase                         53,162       41,915      33,848
Other borrowings                       17,000            0           0
Other liabilities                       6,552        7,633       5,142
      Total liabilities               758,707      711,643     695,945
      STOCKHOLDERS' EQUITY
Common stock par value $.005 per share:
   8,000,000 authorized;
   3,759,912 issued.                       19           19          19
Surplus                                64,728       64,728      64,728
Retained earnings                      25,406       23,045      21,099
Unrealized apprec/(deprec) on
  securities available for sale        (1,152)         312        (994)
Less:   treasury stock - at cost           26          479         274
  Total stockholders' equity           88,975       87,625      84,578
 Total Liabilities and
 Stockholders' Equity                 847,682     799,268     780,523

CONSOLIDATED STATEMENTS OF INCOME
  (in thousands, except per share data)

                                     Unaudited         Unaudited
                                 Three months ended Six months ended
                                      June 30,         June 30,
INTEREST INCOME                    1996      1995    1996     1995
Interest and fees on loans         10,033    7,683  19,461   14,838
Interest on investment securities
  Taxable                           2,907    2,828   5,887    5,704
  Tax exempt                        1,019      993   1,990    2,010
Interest on federal funds sold         54      349     148      609
Interest on other earning assets        6        6       9       10
  Total interest income            14,019   11,859  27,495   23,171
INTEREST EXPENSE
Interest bearing demand deposits      783      802   1,563    1,494
Money market accounts                 393      308     793      626
Savings deposits                      574      563   1,138    1,131
Time deposits of < $100,000         3,180    2,750   6,428    5,000
Time deposits of > $100,000r          787      656   1,491    1,361
Federal funds purchased and
 securities sold under
 agreements to repurchase             590      417   1,075      743
Other borrowed money                  182        0     233        0
  Total interest expense            6,489    5,496  12,721   10,355
      Net interest income           7,530    6,363  14,774   12,816
Provision for loan losses             255       30     535      110
  Net interest income after
   the provision for loan losses    7,275    6,333  14,239   12,706
NONINTEREST INCOME
Trust income                          335      298     648      578
Service charge on deposit accts       958      796   1,821    1,582
Net securities gains (losses)         (99)      (1)     63      (47)
Other income                          522      362   1,125      738
  Total noninterest income          1,716    1,455   3,657    2,851
NONINTEREST EXPENSE
Salaries and employee benefits      3,481    2,869   6,755    5,629
Occupancy                             894      736   1,791    1,377
Other                               1,919    1,967   3,856    3,814
  Total noninterest expense         6,294    5,572  12,402   10,820
Income before provision for
 income taxes                       2,697    2,216   5,494    4,737
Provision for income taxes            711      475   1,497    1,089
      NET INCOME                    1,986    1,741   3,997    3,648

Net income per common share          0.53     0.46    1.06     0.97
Dividends declared per common share  0.2175   0.2100  0.4350   0.4100



CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Pioneer Bancshares, Inc.
  (in thousands except for share data)



                                                    Unreal
                     Common Stock                    Appr
                     # of     Par  Capital Retained (Depr)  Treas
                    Shares   Value Surplus Earnings AFS Sec Stock  Total
Balances, 12/31/94 1,879,956  19    64,728  18,812  (5,591)  (63)  77,905

Net income                                   3,648                  3,648

Cash dividend                               (1,361)                (1,361)

Net Changes in
 Unrealized
 Appreciation on
 Securities AFS                                       4,597         4,597

Purchases of Treasury Stk                                   (211)    (211)

Balances, 06/30/95 1,879,956  19    64,728  21,099   (994)  (274)  84,578
(Unaudited)

Balances, 12/31/95 1,879,956  19    64,728  23,045    312   (479)  87,625

Net income                                   3,997                  3,997

Cash dividend                              (1,636)                 (1,636)
Stock dividend     1,879,956

Net Changes in
 Unrealized
 Depreciation on
 Securities AFS                                    (1,464)         (1,464)

Sales of Treasury Stk                                         631     631
Purchases of Treasury                                        (178)   (178)

Balances, 06/30/96 3,759,912  19    64,728  25,406 (1,152)    (26) 88,975
(Unaudited)


CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)                            Unaudited
                                        Six months ended
OPERATING ACTIVITIES                         June 30,
                                         1996          1995
Net income                              3,997         3,648
Adjustments to reconcile net
 income to cash provided by
 operating activities:
   Provision for loan losses              535           110
   Depreciation on prem and equip         867           716
   Amort and accrt of inv sec             459           250
   (Incr) decr in other assets         (2,607)       (7,372)
   Incr (decr) in other liab's         (1,081)       (1,223)
Net cash provided (used) by oper activ  2,170       (3,871)

INVESTING ACTIVITIES

Proceeds from sales and
 maturities of AFS securities          24,542        28,218
Proceeds from maturities of
   held-to-maturity securities         12,574         1,788
Purchases of investment sec           (22,355)      (11,580)
Net (incr) decr in fed fund sold        5,935      (61,835)
Net (incr) decr in loans              (58,353)      (27,072)
Purchases of prem and equip            (3,807)       (2,841)
Net cash used in investing activ      (41,464)      (73,322)

FINANCING ACTIVITIES

Net incr (decr) in DDA                  9,791       (14,414)
Net incr (decr) in sav & MMDA          (3,853)      (10,090)
Net incr (decr) in time deposits       13,960        77,382
Net increase (decrease) in
 repurchase agreements and FFP         11,247        (4,622)
Net incr (decr) in other borrowings    17,000             0
Cash dividends paid                    (1,636)       (1,361)
Sales of treasury stock                   631             0
Purchase of treasury stock               (178)         (211)
Net cash provided by financing activ   46,962        75,512

 Increase (decrease) in cash
  and cash equivalents                  7,668       (1,681)
Cash and cash equivalents at
 the beginning of the period           54,938        61,354
Cash and cash equivalents at
 the end of the period                 62,606        59,673

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PIONEER BANCSHARES, INC.

A.   PRESENTATION OF FINANCIAL INFORMATION

The financial statements in this report have not been audited. The information included herein should be read in conjunction with the notes to consolidated financial statements included in the 1995 Annual Report to Shareholders which was furnished to each shareholder of the Company on April 30, 1996. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices. All prior period financial statement data has been restated to reflect the pooling of interest method of accounting. All prior period per share data has been restated to reflect the two for one stock split approved at the annual meeting of Pioneer Bancshares, Inc. stockholders held on May 21, 1996.

Consolidation

The accompanying consolidated financial statements include the accounts of Pioneer Bancshares, Inc., its subsidiaries, Pioneer Bank and Valley Bank, and Pioneer Bank's subsidiaries and trusteed affiliates. Pioneer Bank's subsidiaries include Pioneer Securities, Inc. (PSI), Marion Properties, Inc. and Center Finance Corporation. The trusteed affiliates of Pioneer Bank include Frontier Corporation and Valley Company with Valley's wholly-owned subsidiary. Collectively Pioneer Bancshares and its subsidiaries and trusteed affiliates are referred to as the "Company." Frontier Corporation and Valley Company are held in trust for the benefit of Pioneer Bank's shareholders for a period of one hundred years from 1956. At any time, the trusts may be liquidated by a two-thirds vote of Pioneer Bank's shareholders. Center Finance Corporation will engage in consumer finance and related activities in Athens, Tennessee and is expected to open in the third quarter of 1996.

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

FASB Statements No. 114 & 118

The Company adopted FASB Statements No. 114 & 118 in the first quarter of 1995. For purposes of these Statements, management maintains the following policy. Impaired loans are divided into two classifications: doubtful and loss. "Doubtful" loans indicate probable loss and are reserved at 50% of outstanding principal regardless of underlying collateral value. If collateral value is less than 50% of principal, then additional specific reserves are allocated. "Loss" loans are deemed uncollectible by management and are reserved at 100% of outstanding principal value. The Company charges-off loans that it deems to be substantially uncollectible. The Directors Loan Committee approves all loan charge-offs. The following table details impaired loans:

                                                 June 30,
                                             1996        1995
Principal balance                           66,797      71,451
Interest income recorded during loan impair      0           0
Reserve for potential credit losses         36,504      38,474
Unreserved portion of impaired loans        30,293      32,977
Average  principal balance QTD             206,463     143,348
Average principal balance YTD              152,714     193,047

Impaired loans are identified according to the two classification methods in the following table:

                                                 June 30,
                                             1996        1995
Doubtful loans outstanding                  60,587      65,953
Loss loans outstanding                       6,210       5,498


ITEM 2.
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                   of Pioneer Bancshares, Inc.

OVERVIEW

The Company ended the first quarter with total assets of $847.7 million, a 6.1% increase from December 31, 1995. The Company reported net income of $4.0 million, or $1.06 per share, for the six months ended June 30, 1996, compared to $3.6 million, or $0.97 per share, for the same period in 1995.

NET INTEREST INCOME

Net interest income was $7.5 million for the three months ended June 30, 1996, compared to $6.4 million for the same period in 1995. This level of net interest income resulted primarily from, among other things, an increase in net interest spread of 32 basis points to 3.60% from 3.28% . The net interest margin was 4.38% in the second quarter of 1996 compared to 4.26% in the second quarter of 1995. The margin increased because the yield on interest earning assets increased 23 basis points, while the rate paid on interest bearing liabilities decreased nine basis points. (See "ASSET/LIABILITY MANAGEMENT."

CASH and DUE FROM BANKS

Cash and due from banks increased from $54.9 million as of December 31, 1995, to $62.6 million as of June 30, 1996, representing a 14.0% increase. The increase is indicative of normal business cycles in the industry. Cash and due from bank balances will fluctuate depending on monthly cycles and the volume of uncollected funds deposited by bank customers. It is management's desire to maintain adequate cash reserves to meet our customers' cash needs.

INVESTMENTS

Investment securities decreased from $287.0 million to $270.3 million, or 6.2% from December 31, 1995 to June 30, 1996. This decrease was due to maturities in the held-to-maturity category which were not reinvested in investment securities, but rather funded loan portfolio growth.

The increase in long term interest rates during 1996 has devalued the investment portfolio by $1.5 million. Interest rates increased due to indices that reflect that the economy is generally strong, as well as a to curb inflation. Regarding the investment portfolio, management intends to (i) buy securities only during those times when prices appear most favorable, (ii) maintain maturities four years or less and (iii) avoid mortgage-backed securities and structured notes.

FASB 115 requires that the "Available for Sale" portfolio be valued at market prices and any difference be recorded as a change in asset value of the investment portfolio and capital. As of June 30, 1996, the FASB 115 adjustment resulted in a decrease in the asset value of the investment portfolio of $1.5 million and an adjustment to the capital account of $1.2 million, after reserving $304,000 for deferred taxes.

As of June 30, 1996, the Company had no investment in Federal Funds compared to $5.9 million at December 31, 1995. Management continually monitors the Company's liquidity position to determine the necessary balances of short term investments and to consider alternative uses of such funds.

LOAN PORTFOLIO

Loans, net of unearned income increased $57.4 million or 13.6% from December 31, 1995 to June 30, 1996. The loan mix changed marginally from year end 1995 to quarter end, June 30, 1996. A large increase is noted in commercial loans of $25.7 million or 32.3% from December 1995 to June 1996. Consumer installment loans increased $12.6 million or 24.7%, due to the indirect auto loan program. The next largest percentage increase was 9.7% and occurred in the residential real estate loans with growth of $11.4 million from December 31, 1995 to June 30, 1996. Real estate construction loans increased $6.5 million, for the same period.

The Company had no foreign loans or loans to lesser developed countries as of June 30, 1996. The Company's loan mix is further described in the table below.

                         LOAN PORTFOLIO
                          (in thousands)

                    June     Percent    December   Percent
                    1996    of Total      1995    of Total
Commercial, financial
  and agricultural 104,978   21.85%       79,324   18.74%
Real estate:
 Construction and
   land development 25,197    5.24%       18,671    4.41%
 Residential       128,534   26.75%      117,182   27.69%
 Commercial        154,138   32.07%      153,354   36.24%
Consumer:
 Credit cards        3,654    0.76%        3,253    0.77%
 Installments       63,625   13.24%       51,040   12.06%
Lease financing        421    0.09%          367    0.09%
Total Gross Loans  480,547   100.00%     423,191   100.00%
  Less:
    Unearned income  1,605                 1,688
    Allowance for
     for loan loss   5,493                 5,872
Total Net Loans    473,449               415,631

Management does not anticipate the current loan mix to change significantly over the remainder of 1996.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses decreased $379,000 or 6.5%
during  the  first six months of 1996.  The provision charged  to
expense   is  based  on  continuous  analysis  by  the  Company's
management of potential losses in the loan portfolio.

                  ALLOWANCE FOR LOAN LOSSES
                         (in thousands)

                              1996                  1995
Quarter Ending          June 30  Mar 31   Dec 31   Sept 30  June 30
Balance, begin of period  5,741    5,872    5,609    5,500    5,440
Loans charged-off         1,069      481      146      119      148
Loans recovered             566       70       80       49      178
 Net charge-offs(recovries) 503      411       66       70      (30)
Provision   for   loan
 losses charged to expense  255      280      329      179       30
Balance, end of period    5,493    5,741    5,872    5,609    5,500

Allowance   for   loan
 losses as a percentage
 of ave loans outstanding
 for the period            1.19%    1.32%    1.45%    1.52%    1.55%

Allowance   for   loan
 losses as a percentage
 of  nonperforming
 assets and loans 90
 past due outstanding
 at end of the period    145.66%  211.77%  255.64%  251.86%  330.53%

Annualized   QTD   net
 charge-offs as
 a  percentage  of
 average loans outstanding
 for the period            0.44%    0.38%    0.07%    0.08%   -0.03%

Annualized   YTD   net
 charge-offs as
 a  percentage  of
 average loans outstanding
 for the period            0.41%    0.38%    0.03%    0.01%   -0.02%

The Company's allowance for possible loan losses as a percentage of loans, net of unearned income, was 1.19% at June 30, 1996 as compared to 1.45% at December 31, 1995. The allowance for loan losses at June 30, 1996, and December 31, 1995, provided 150.08% and 255.6% coverage, respectively, of nonperforming assets. Net charge-offs (annualized as a percentage of average quarter-to-date loans) were 0.44% during the first quarter of 1996 as compared to -0.03% for the same period one year ago. At June 30, 1996, management believes that the allowance for possible loan losses is sufficient to absorb potential losses.

NONPERFORMING ASSETS AND PAST DUE LOANS

Nonperforming assets include nonperforming loans, foreclosed real estate held for sale and foreclosed other personal property held for sale. As of June 30, 1996, nonperforming assets were $2.5 million as compared to $1.9 million at December 31, 1995. The ratio of nonperforming assets to loans, net of unearned income, other real estate and other nonperforming assets was 0.54% at June 30, 1996, compared to 0.47% at December 31, 1995 and 0.43% at June 30, 1995.

Total nonperforming loans to total average loans increased from 0.28% at December 31, 1996, to 0.42% at June 30, 1996. Likewise,
loans past due 90 days or more as a percentage of total average loans increased to 0.27% as of June 30, 1996, compared to 0.09% as of December 31, 1995. Management does not expect that the majority of the loans over 90 days past due (as of June 30, 1996) to be placed in nonaccrual status. Senior management believes that asset quality will improve to previous levels by year end 1996.

Net  loans  charged off during the second quarter  of  1996  were
$503,000  compared to a $30,000 net recovery for the same  period
of  1995.   Further detail of loan charge-offs and recoveries  is
presented in the table "Allowance for Loan Losses."

            NONPERFORMING ASSETS AND PAST DUE LOANS
                         (in thousands)

                              1996                  1995
Quarter Ending          June 30  Mar 31   Dec 31   Sept 30  June 30
Avg loans, net of
 unearned income        461,337  434,323  406,150  369,385  353,762
Nonaccrual loans          1,915    1,160    1,153      881      694
Renegotiated or
 restructured loans           0        0        0        0        0
Total nonperf loans       1,915    1,160    1,153      881      694
OREO,net                    480      840      761      699      834
Other non-perf assets       111       54        0        0        0
Total nonperf assets      2,506    2,054    1,914    1,580    1,528

Loans 90 days or more past
 due and still accruing   1,265      711      383      647      136
Total    nonperforming
 loans as a percentage
 of total loans             0.42%    0.27%    0.28%    0.24%    0.20%
Total    nonperforming
 assets as a percentage
 of total loans, OREO
 and other nonperf assets   0.54%    0.47%    0.47%    0.43%    0.43%
Loans 90 days past due
 as a percentage
 of total loans             0.27%    0.16%    0.09%    0.18%    0.04%

DEPOSITS

Total deposits increased $19.9 million or 3.0% from $662.1 million at December 31, 1995 to $682.0 million at June 30, 1996. The increase is due primarily to customers investing in time deposits to attain marginally higher yields over other deposit products. Total time deposits of less than $100,000 increased $14.0 million from December 31, 1995 to June 30, 1996.

Federal funds purchased and securities sold under agreements to repurchase increased $11.2 million or 26.8% from December 31, 1995 to June 30, 1996. Counterparties to the agreements to repurchase are commercial account customers, where excess funds from noninterest bearing checking accounts are transferred nightly to a collateralized interest bearing repurchase account. These accounts are not FDIC insured, therefore the Company collateralizes the deposits with securities from the investment portfolio. For the quarter ended June 30, 1996, none of the repurchased agreements were brokered. As of June 30, 1996, the Company's federal funds purchased position was $20.3 million compared to $5.0 million as of December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide funding for lending and investment activities, as well as to cover deposit withdrawals and pay debt and operating obligations. Maintaining an adequate level of liquidity is an important component of the Company's balance sheet management objectives.

Net cash provided by operating activities for the six months ended June 30, 1996, totaled $2.2 million. For the same period, net cash used by investing activities totaled $41.5 million consisting of proceeds from maturities and sales of investment securities of $37.1 million, with cash outflows of $22.4 million in investment securities purchases, and a $53.4 million increase in loans outstanding. Net cash provided by financing activities of $47.0 million consisted of increases in demand deposits, time deposits, repurchase agreements, federal funds purchased and other borrowings of $52.0 million. The payment of $1.6 million in common stock dividends ($0.435 per share) was funded from earnings. Management will stagger the purchases of investment securities within a four year maturity horizon to provide sufficient liquidity to the loan portfolio. Management does not anticipate any unexpected funding needs in the near future that could not be satisfied with current cash generated from investing activities.

Total stockholders' equity, adjusted for the unrealized appreciation on securities available for sale, to total assets at June 30, 1996 and December 31, 1995 was 10.63% and 10.92%,
respectively. The Company's book value per share increased from $23.31 at December 31, 1995 to $23.66 at June 30, 1996. The
Company's Tier I risk based capital ratio, total risk based capital ratio and leverage capital ratio at June 30, 1996 were
13.94%, 14.85% and 10.33%, respectively, exceeding the fully phased-in required capital ratios of 4.00%, 8.00% and 3.00%, respectively. These ratios as of December 31, 1995, were 14.77%, 15.85% and 10.11%, respectively. Increased regulatory activity in the financial industry as a whole will continue to impact the structure of the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

INTEREST RATE SENSITIVITY

The  following  table  illustrates  the  Company's  exposure   to
interest rate fluctuations as of June 30, 1996:


               Interest Rate Sensitivity Analysis
                       as of June 30, 1996
                         (in thousands)

                        Over 3    Over 1
                        Months    Year             Non-
              3 Months  through   through  Over    Interest
              or less   12 Months 5 Years  5 Years Sensitive  Total
ASSETS:
Interest earning assets:

Loans, net of
 unearned inc  153,009   70,460  239,682   15,791             478,942
Less:
  Allowance for
  loan losses                                        (5,493)   (5,493)
Net loans      153,009   70,460  239,682   15,791    (5,493)  473,449
Inv sec         11,856   52,141  141,427   64,900             270,324
FFS                  0                                              0
Total earning
  assets       164,865  122,601  381,109   80,691    (5,493)  743,773
Cash and other assets                               103,909   103,909
Total assets   164,865  122,601  381,109   80,691    98,416   847,682



                       Over 3    Over 1
                       Months    Year             Non-
              3 Months through   through  Over    Interest
              or less  12 Months 5 Years  5 Years Sensitive  Total
LIABILITIES AND
STOCKHOLDERS' EQUITY:
Interest Bearing
Liabilities:

Int bearing DDA  9,621   14,432   96,210                    120,263
Money mkt accts  8,561   17,120   17,120                     42,801
Savings deps     6,924   10,386   69,244                     86,554
Other time deps 75,002  134,659   35,896       55           245,612
CD's of
CD's >$100,000  18,098   27,013    6,264                     51,375
FFP & securities
 sold under agrmnt
 to repurchase  53,162                                       53,162
Other borrowings 7,000            10,000                     17,000
   Total
Total interest
 bearing liabs 178,368  203,610  234,734       55           616,767
Non-interest
 bearing DDA                                       135,388  135,388
Other liabilities                                    6,552    6,552
Stkhldrs' equity                                    88,975   88,975
  Total liabs
  and stk eq   178,368  203,610  234,734       55  230,915  847,682

Interest
 sensitivity
 gap           (13,503) (81,009) 146,375   80,636
Cumulative
 interest
 sensitivity
 gap           (13,503) (94,512)  51,863  132,499
Cumulative
 interest
 sensitivity
 gap as a
 percentage
 of total
 earning assets  -1.8%   -12.7%     7.0%    17.8%

In analyzing the interest rate sensitivity at June 30, 1996, the Company is liability sensitive in the less than twelve month categories in the amount of $94.5 million. In the greater than one year categories, the Company is asset sensitive in the amount of $227.0 million. Overall the Company is asset sensitive in the amount of $132.5 million. During periods of increasing interest rates asset sensitivity would enable the Company to reprice earning assets faster than interest bearing liabilities, therefore optimizing net interest margins. During periods of decreasing interest rates, being asset sensitive would narrow net interest margins, because interest earning assets would reprice faster at lower rates before the repricing of the interest bearing liabilities. Management maintains several interest rate risk models, regularly meets with the Board of Directors to discuss asset/liability management issues and believes this level of exposure to interest rate fluctuations to be acceptable.

NET INCOME

Net income for the three months ended June 30, 1996 increased $245,000 or 14.1% over the same period in 1995. Net income per share for the quarter increased $0.07 or 14.1% to $0.53 per share compared to $0.46 per share for the same period one year ago. Annualized return on average assets for the three months ending June 30, 1996 was 0.96% as compared to 0.99% for 1995. The annualized return on average equity for the second quarter of 1996 was 8.84% compared to 8.29% for the same period in 1995.

For the six months ended June 30, 1996, net income increased $355,000 or 9.7% over net income for the six months ended June 30, 1995. Earnings per share increased $0.09 or 9.7% from $0.97 per share to $1.06 per share for the same period. On an annualized basis, the return on average assets decreased from 1.05% as of June 30, 1995, to 0.99% as of June 30, 1996.
Whereas, the return on average equity increased from 8.83% for the first two quarters of 1996 to 8.91% for the same period in 1995.

NET INTEREST MARGIN

The following table shows average balances, interest income and interest expense, and yields/rates for the three months and for the six months ending June 30, 1996 and 1995.

CONSOLIDATED AVERAGE BALANCE SHEET
 INTEREST INCOME/EXPENSE AND
   YIELD/RATES
Taxable Equivalent Basis
(in thousands)                      Three months ended
                                         June 30,

Assets                          1996                  1995
                        Ave     Inc/    Yield/ Ave      Inc/   Yield/
Earning assets:         Bal     Exp     Rate   Bal      Exp    Rate
Loans, net unearn inc   461,337 10,068  8.73%  353,762  7,722  8.73%
Investment securities   277,233  4,459  6.43%  270,530  4,332  6.41%
Other earning assets      4,292     60  5.59%   24,433    355  5.81%
Total earning assets    742,862 14,587  7.85%  648,725 12,409  7.65%
Allowance for loan loss  (5,829)                (5,500)
Cash and other assets    86,300                 55,487
      TOTAL ASSETS      823,333                698,712

Liabilities and Stockholders' Equity

Interest bearing
liabilities:
Int bearing DDA          117,152   783  2.67%  106,752    802  3.01%
Savings deposits          87,202   574  2.63%   81,289    563  2.77%
Time deposits            282,843 3,573  5.05%  236,145  3,058  5.18%
Time dep > $100,000       54,395   787  5.79%   44,865    656  5.85%
FFP & sec sold under
 agreement to repur       54,406   590  4.34%   34,039    417  4.90%
Other borrowings          10,307   182  7.06%        0      0  0.00%
Total int bearing liab   606,305 6,489  4.28%  503,090  5,496  4.37%
Net interest spread              8,098  3.57%           6,913  3.28%
Nonint bearing DDA       120,392               106,725
Accr exp & other liabs     6,785                 5,149
Stockholders' equity      89,851                83,748
 TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY   823,333               698,712
Net yield on earn assets                4.36%                  4.26%

Taxable equivalent
 adjustment:
   Loans                            35                    39
   Investment securities           533                   511
Total adjustment                   569                   550





CONSOLIDATED AVERAGE BALANCE SHEET
 INTEREST INCOME/EXPENSE AND
   YIELD/RATES
Taxable Equivalent Basis
(in thousands)                       Six months ended
                                         June 30,
Assets                           1996                 1995
                        Ave     Inc/    Yield/ Ave     Inc/    Yield/
Earning assets:         Bal     Exp     Rate   Bal     Exp     Rate
income                  447,830 19,533  8.72%  346,261 14,905  8.61%
Investment securities   280,451  8,919  6.36%  273,264  8,749  6.40%
Other earning assets      5,574    157  5.63%   21,221    619  5.83%
Total earning assets    733,855 28,611  7.80%  640,746 24,273  7.58%
Allowance for loan loss  (5,786)                (5,470)
Cash and other assets    83,297                 58,239
      TOTAL ASSETS      811,366                693,515

Liabilities and Stockholders' Equity

Interest bearing
liabilities:
Int bearing DDA         118,209  1,563  2.64%  108,458  1,494  2.73%
Savings deposits         87,677  1,138  2.60%   82,132  1,131  2.75%
Time deposits           279,749  7,221  5.16%  230,235  5,626  4.89%
Time dep > $100,000      52,936  1,491  5.63%   49,509  1,361  5.50%
FFP and sec sold under
 agreement to repur      49,225  1,075  4.37%   30,417    743  4.89%
Other borrowings          8,505    233  5.48%        0      0  0.00%
Total int bearing liab  596,301 12,721  4.27%  500,751 10,355  4.14%
Net interest spread             15,890  3.53%          13,918  3.44%
Nonint bearing DDA      117,539                105,625
Accr exp & other liab     7,842                  4,607
Stockholders' equity     89,684                 82,533
 TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY  811,366                693,515
Net yield on earn assets                4.33%                  4.34%

Taxable equivalent
adjustment:
   Loans                            74                   67
   Investment securities         1,042                1,035
      Total adjustment           1,116                1,102




ASSET/LIABILITY MANAGEMENT

The net yield on earning assets increased 10 basis points from the second quarter of 1995 to the second quarter of 1996, 4.26% to 4.36%, respectively. The increase resulted from changes in rates, volumes and mix of interest earning assets and interest bearing liabilities. In addition, the average balance of noninterest bearing demand deposits increased $13.7 million or
12.8%. On a tax equivalent basis, interest income on earning assets increased $2.2 million or 17.6% due to an increase of $94.1 million or 14.5% in the average volume of interest earning assets. Although the rates earned on the loans and investment securities remained relatively unchanged, the mix of interest earning assets continues to develop toward the higher yielding assets. The average balances of loans increased $107.6 million or 30.4%, while the average balance of securities increased $6.7 million or 2.5% and the average balance of other earning assets, primarily federal funds sold, decreased $20.1 million or 82.4%. As a percentage of total earning assets, loans increased from 54.6% to 62.1%, investment securities decreased from 41.7% to 37.3%, and other earning assets decreased from 3.7% to 0.6%, for the second quarter of 1995 and the second quarter of 1996, respectively. Rates earned on loans remained unchanged, while rates earned on investment securities increased two basis points. The rates earned on other earning assets decreased 22 basis points. The rate on total earning assets increased 20 basis points due to the change in mix. Interest expense on deposits increased $993,000 or 18.1% in the second quarter of 1996 compared to the same period last year. Average balances on interest bearing liabilities increased by $103.2 million or 20.5%. The average balances of interest bearing demand deposits increased from second quarter of 1995 to first quarter of 1996 by $10.4 million or 9.7%. Savings accounts increased for the same time periods by $5.9 million or 7.3%. The rates paid on these type of accounts during the three months ending June 30, 1996, and 1995, decreased 34 and 14 basis points, for interest bearing demand deposits and savings deposits, respectively. The average balance of time deposits, including time deposits over $100,000, increased $56.2 million or 20.0% and the rate paid decreased 12 basis points. Net interest spread and net interest spread rate increased from second quarter 1995 to first quarter 1996 by $1.2 million and 29 basis points, respectively.

The Company experienced a slight decrease of one basis point in the net yield on interest earning assets for the six months ended June 30, 1996, compared to the same period in 1995. This decrease resulted from changes in rates, volumes and mix of interest earning assets and interest bearing liabilities. In addition, the average balance of non-interest bearing demand deposits increased $11.9 million or 11.3%. Tax equivalent interest income on earning assets increased $4.3 million or 17.9% due to an increase of $93.1 million or 14.5% in the average volume of interest earning assets, as well as an increase in the rate earned on total interest earning assets. The mix of interest earning assets changed significantly with the average balance of loans increasing $101.6 million or 29.3%, the average balance of investment securities increasing $7.2 million and the average balance of other earning assets decreasing $15.6 million, respectively. As a percentage of total earning assets, loans increased from 54.1% in 1995 to 61.0% in 1996, investment securities decreased from 42.6% to 38.2% and other earning assets decreased from 3.3% to 0.8%. Rates earned on loans increased 11 basis pointsform 1995 to 1996. Whereas, rates earned on investments and other earning assets decreased four and 20 basis points, respectively. Interest expense on deposits increased by $2.4 million or 22.8% from $10.4 million in 1995 to $12.7 million in 1996. Average balances on interest bearing liabilities increased by $95.6 million or 19.1%. The average balances of interest bearing demand deposits and savings accounts increased by 9.0% and 6.8%, respectively. The rates paid on these type of accounts declined 12 and 15 basis points, respectively. The average balance of time deposits, including time deposits over $100,000, increased $52.9 million or 18.9% and the rate paid increased 24 basis points. Net interest spread increased $2.0 million or 14.2% from 1995 to 1996, as did the spread rate increase 9 basis points.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and commissions.

                       NONINTEREST INCOME
                         (in thousands)

                  Three Months                Six Months
                Ended June 30,  Percent   Ended June 30,  Percent
                    1996  1995  Change        1996  1995  Change
Service charge on
 deposit accounts    958   796  20.35%       1,821 1,582  15.11%
Trust fees           335   298  12.42%         648   578  12.11%
Net securities
 gains realized      (99)   (1) 98.00%          63   (47)234.04%
Other income         522   362  44.20%        1,125   738 52.44%
   TOTAL           1,716 1,455  17.94%        3,657 2,851 28.27%

Service charges increased $162,000, or 20.4%, for the three months ended June 30, 1996, as compared to the quarter ended June 30, 1995. Trust fees increased $37,000, or 12.4%, from the second quarter of 1995 compared to the second quarter of 1996. Net securities losses of $99,000 were realized in the second three months of 1996, compared to the loss of $1,000 realized in the same period of 1995. In June 1996, Pioneer Bank wrote down the value of an investment security by $110,000 to a level that is reasonably expected to be realized at maturity. Management believes that this is a non recurring event. Other noninterest income increased $160,000, or 44.2%, for the second quarter 1996 compared to the second quarter of 1995.

For the six months ended June 30, 1996, service charges on deposit accounts increased $239,000 or 15.1% over the same period in 1995. The primary reason for the increase is because the service charges applied to the deposits acquired via the Marion County Branch Purchase, consummated on June 15, 1995, were earned in 1996 but not in 1995. Other income increased $387,000 or 52.4%, for the first six months of 1996 compared to the first six months of 1995.

NONINTEREST EXPENSE

Salaries and benefits increased $612,000, or 21.3%, for the three months ending June 30, 1996, as compared to June 30, 1995. The increase was due primarily to the additional employees with the Marion County Branch Purchase. Occupancy expenses increased $158,000, or 21.5%, due to depreciation on the properties put into commission in the second half of 1995. Management anticipates this level of spending for occupancy expense to increase through the remainder of the year of 1996 as renovations for expanding the downtown office continue and the new South Pittsburg branch opens. Other expenses decreased $48,000, or 2.4% over these same periods.

                      NONINTEREST EXPENSE
                         (in thousands)

                  Three Months                 Six Months
                Ended June 30,  Percent    Ended June 30,  Percent
                    1996  1995  Change         1996  1995  Change
Salaries and
 benefits          3,481 2,869  21.33%       6,755  5,629  20.00%
Net occupancy exp    894   736  21.47%       1,791  1,377  30.07%
Other expense      1,919 1,967  (2.44%)      3,856  3,814   1.10%
   TOTAL           6,294 5,572  12.96%      12,402 10,820  14.62%

For the six months ended June 30, 1996, total non interest expense increased $1.6 million or 14.6% over the six months ended
June 30, 1995. The increase is due to similar reasons as the increases in the quarter to date data.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes increased $236,000, or 49.70%, to $711,000 for the three months ended June 30, 1996, as compared to $475,000 for the same period in 1995. The effective tax rate was 26.4% for the three months ended June 30, 1996 as compared to 21.4% for June 30, 1995. For the six months ended June 30, 1996, income taxes increased $408,000 or 37.5% compared to the first six months of 1995. For the same period the effective tax rate increased from 23.0% to 27.2%. The notes to the financial statements provide additional information regarding the Company's taxes.














                            PART II
                       OTHER INFORMATION
ITEM 1.   Legal Proceedings

          None

ITEM 2.   Change in Securities

          None

ITEM 3.   Defaults Upon Senior Securities

          None

ITEM 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of Pioneer Bancshares, Inc. stockholders was held on May 21, 1996 at the corporate offices of Pioneer Bank. Only those items disclosed within the Pioneer Bancshares, Inc. Proxy Statement were voted.

ITEM 5.   Other Information

          None

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  The exhibits filed as part of the Report are as follows:

     Exhibit
     Number    Description
        3(a) Certificate of Incorporation, incorporated herein by reference from Registrant's
                      Registration Statement on Form S-4
                      (Registration No. 33-49360).

        3(b) By-laws, incorporated herein by reference from Registrant's Registration Statement on Form S-4 (Registration No. 33-49360)

        11            Statement Re Computation of Per Share Earnings

(b)  Reports on Form 8-K.

     None
                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.





                                   Pioneer Bancshares, Inc.





Date:  August 14, 1996               /s/  Rodger B. Holley
                                   Rodger B. Holley
                                   President and CEO



Date:  August 14, 1996               /s/  Gregory B. Jones
                                   Gregory B. Jones
                                   EVP and Treasurer



Date:  August 14, 1996               /s/  William L. Lusk, Jr.
                                   William L. Lusk, Jr.
                                   VP and Conroller













            PIONEER BANCSHARES, INC. AND SUBSIDIARIES

                        INDEX TO EXHIBITS

Exhibit
Number          Description                      Page

3(a)            Certificate of Incorporation,
                incorporated herein by reference
                from Registrant's Registration
                Statement on Form S-4
                (Registration No. 33-49360).

3(b)            By-laws,  incorporated herein by
                reference from Registrant's
                Registration Statement on Form S-4
                (Registration No. 33-49360).

11              Statement  Regarding Computation
                of  Net Earnings per Share         23,24










                    PIONEER BANCSHARES, INC.
                   Form 10-Q, Part II, Item 6
        Exhibit 11 - Statement Regarding Computation of
                     Net Earnings Per Share

For the three months ended June 30,  1996             1995

Income    as    reported     in
 consolidated statement of income $1,986,000       $1,741,000

Per share computation of common
 and dilutive  common equivalent shares:

Weighted average number of
   shares outstanding             3,759,912        3,759,912
Weighted average number of
 shares issuable  upon exercise
 of stock options applying the
 treasury stock method                    0                0
Weighted average number of
 shares outstanding used to
 calculate per share data
 assuming no dilution             3,759,912        3,759,912

Net income per common and
 common equivalent share             $ 0.53           $ 0.46


Per  share computation assuming
 full dilution:

Weighted   average  number   of
 shares outstanding               3,759,912        3,759,912
Weighted   average  number   of
 shares issuable upon exercise
 of stock options applying the
 treasury stock method                    0                0
Weighted   average  number   of
 shares outstanding used to
 calculate per share data
 assuming full dilution           3,759,912        3,759,912

Net income per common and
 common equivalent share
 assuming full dilution              $ 0.53           $ 0.46


PIONEER BANCSHARES, INC.
                   Form 10-Q, Part II, Item 6
        Exhibit 11 - Statement Regarding Computation of
                     Net Earnings Per Share

For the six months ended June 30,    1996             1995

Income as reported in
 consolidated statement of income $3,997,000       $3,648,000

Per share computation of common
 and dilutive  common equivalent
 shares:

Weighted average number of
    shares outstanding             3,759,912        3,759,912
Weighted   average  number   of
shares
 shares issuable  upon exercise
 of stock options applying the
 treasury stock method                     0                0
Weighted average number of
 shares outstanding used to
 calculate per share data
 assuming no dilution              3,759,912        3,759,912

Net   income  per  common   and
 common equivalent share              $ 1.06           $ 0.97

Per  share computation assuming
 full dilution:

Weighted   average  number   of
 shares outstanding                3,759,912        3,759,912
Weighted   average  number   of
 shares
 shares issuable  upon exercise
 of stock options applying the
 treasury stock method                     0                0
Weighted   average  number   of
 shares outstanding used to
 calculate per share data
 assuming full dilution            3,759,912        3,759,912

Net   income  per  common   and
 common equivalent share assuming
 full dilution                        $ 1.06           $ 0.97