Form 10-Q
period 1996-09-30
PIONEER BANCSHARES INC
filed 1996-11-13
CIK 889464

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 1996
                                 ------------------
                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
For the transition period from                      to
                                -------------------    ----------------

                         Commission File Number 0-84254

                            PIONEER BANCSHARES, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                 Delaware                               62-1469913
--------------------------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    801 Broad Street, Chattanooga, TN                             37402
--------------------------------------------------------------------------------
 (Address of principal executive offices)                        Zip Code

Registrant's telephone number, including area code            423-755-0000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X     No
                                        ----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996:

           Title of Class                     Number of Shares Outstanding
           --------------                     ----------------------------
  Common Stock, $.005 Par Value                         3,759,912

PIONEER BANCSHARES, INC.



INDEX                                                                             PAGE
-----                                                                             ----
PART I.          FINANCIAL INFORMATION
Item 1.          Financial Statements

         Consolidated Balance Sheets - September 30, 1996,
                  December 31, 1995 and September 30, 1995                         1

         Consolidated Statements of Income -
                  Three Months and Nine Months Ended                               2
                  September 30, 1996 and September 30, 1995

         Consolidated Statements of Changes in Shareholders' Equity -
                  Nine Months Ended September 30, 1996 and September 30, 1995      3

         Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1996 and September 30, 1995      4

         Notes to Consolidated Financial Statements                                5-6

Item 2.            Management's Discussion and Analysis
                           of Financial Condition and Results of Operations
                           of Pioneer Bancshares, Inc.                             7-19

PART II.         OTHER INFORMATION                                                 20

         Signatures                                                                21

         Exhibit Index                                                             22

PART 1
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION              Unaudited                 Unaudited
  (in thousands)                                September 30, December 31, September 30,
                                                ------------- ------------ ------------
                         ASSETS                      1996         1995        1995
                                                ------------- ------------ ------------
Cash and due from banks                           $  56,055    $  54,938   $  52,689
Investment securities:
  Held-to-maturity (fair value of $61,847 at
    September 30, 1996, $78,260 at December 31,
    1995, and $80,656 at September 30, 1995)         63,154       78,040      79,942
  Available-for-sale                                210,195      208,968     233,459
Federal funds sold                                        0        5,935       7,255
Loans                                               489,865      423,191     386,258
  Less:  Unearned income                              1,598        1,688       1,598
         Allowance for loan losses                    5,270        5,872       5,609
                                                  ---------    ---------   ---------
      Net loans                                     482,997      415,631     379,051
Premises and equipment, net of accumulated
  depreciation                                       20,383       17,084      15,794
Intangible assets                                     6,657        7,271       7,494
Other assets                                         14,630       11,401      11,918
                                                  ---------    ---------   ---------
  Total Assets                                    $ 854,071    $ 799,268   $ 787,602
                                                  =========    =========   =========
                       LIABILITIES

Deposits
  Noninterest bearing demand deposits
                                                    129,609      127,776     123,937
  Interest bearing demand deposits                  118,606      118,084     115,969
  Money market accounts                              43,888       44,652      44,205
  Savings deposits                                   95,569       88,556      85,289
  Time deposits of less than $100,000               248,975      231,563     232,119
  Time deposits of $100,000 or more                  71,268       51,464      55,127
                                                  ---------    ---------   ---------
      Total deposits                                707,915      662,095     656,646
Federal funds purchased and securities
  sold under agreements to repurchase                37,814       41,915      38,078
Other borrowings                                     10,000            0           0
Other liabilities                                     7,152        7,633       6,582
                                                  ---------    ---------   ---------
      Total liabilities                             762,881      711,643     701,306
                                                  ---------    ---------   ---------
                  STOCKHOLDERS' EQUITY

Common stock par value $.005 per share;
   8,000,000 authorized; 3,759,912 issued                19           19          19
Surplus                                              64,728       64,728      64,728
Retained earnings                                    27,195       23,045      22,269
Unrealized appreciation/(depreciation) on
  securities available for sale                        (726)         312        (346)
Less:   treasury stock - at cost                         26          479         374
                                                  ---------    ---------   ---------
  Total stockholders' equity                         91,190       87,625      86,296
                                                  ---------    ---------   ---------
  Total Liabilities and Stockholders' Equity      $ 854,071    $ 799,268   $ 787,602
                                                  =========    =========   =========


CONSOLIDATED STATEMENTS OF INCOME
  (in thousands, except per share data)


                                                   Unaudited               Unaudited
                                               Three months ended      Nine months ended
                                                  September 30,          September 30,
                                               -------------------   -------------------
INTEREST INCOME                                  1996       1995       1996       1995
                                               --------   --------   --------   --------
Interest and fees on loans                     $ 10,500   $  8,116   $ 29,961   $ 22,954
Interest on investment securities
  Taxable                                         2,860      3,122      8,747      8,826
  Tax exempt                                        980        995      2,970      3,005
Interest on federal funds sold                      224        657        372      1,266
Interest on other earning assets                      6          4         15         14
                                               --------   --------   --------   --------
  Total interest income                          14,570     12,894     42,065     36,065
                                               --------   --------   --------   --------
INTEREST EXPENSE
Interest bearing demand deposits                    794        789      2,357      2,283
Money market accounts                               428        328      1,221        954
Savings deposits                                    573        593      1,711      1,724
Time deposits of less than $100,000               3,435      3,394      9,863      8,394
Time deposits of $100,000 or more                   813        695      2,304      2,056
Federal funds purchased and securities
  sold under agreements to repurchase               500        476      1,575      1,219
Other borrowed money                                142          0        375          0
                                               --------   --------   --------   --------
  Total interest expense                          6,685      6,275     19,406     16,630
                                               --------   --------   --------   --------
      Net interest income                         7,885      6,619     22,659     19,435
Provision for loan losses                           221        179        756        289
                                               --------   --------   --------   --------
      Net interest income
         after the provision for loan losses      7,664      6,440     21,903     19,146
                                               --------   --------   --------   --------
NONINTEREST INCOME
Trust income                                        343        301        991        879
Service charge on deposit accounts                  978        830      2,799      2,412
Net securities gains (losses)                       157         14        220        (33)
Other income                                        618        367      1,743      1,105
                                               --------   --------   --------   --------
  Total noninterest income                        2,096      1,512      5,753      4,363
                                               --------   --------   --------   --------
NONINTEREST EXPENSE
Salaries and employee benefits                    3,508      3,107     10,263      8,736
Occupancy                                           947        807      2,738      2,184
Other                                             1,913      1,704      5,769      5,518
                                               --------   --------   --------   --------
  Total noninterest expense                       6,368      5,618     18,770     16,438
                                               --------   --------   --------   --------
Income before provision for income taxes          3,392      2,334      8,886      7,071
Provision for income taxes                          786        465      2,283      1,554
                                               --------   --------   --------   --------
      NET INCOME                               $  2,606   $  1,869   $  6,603   $  5,517
                                               ========   ========   ========   ========
Net income per common share                        0.69       0.50       1.76       1.47
Dividends declared per common share              0.2175     0.2100     0.6525     0.6200

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
Pioneer Bancshares, Inc.
  (in thousands except for share data)


                                                                                    Unrealized
                                            Common Stock                             Appreciation
                                          -------------------                       (Depreciation)
                                            # of       Par     Capital   Retained     Available-   Treasury     Total
                                           Shares     Value    Surplus   Earnings    for-Sale Sec   Stock
                                          ---------   -----   --------   --------    ------------  --------    --------
Balances, December 31, 1994               1,879,956   $  19   $ 64,728   $ 18,812      $ (5,591)   $   (63)    $ 77,905

Net income                                                                  5,517                                 5,517

Cash dividend                                                              (2,060)                               (2,060)

Net Changes in Unrealized
 Appreciation on Securities
 Available-for-Sale                                                                       5,245                   5,245

Purchases of Treasury Stock                                                                           (311)        (311)
                                          ---------   -----   --------   --------       -------    --------    --------
Balances, September 30, 1995 (Unaudited)  1,879,956   $  19   $ 64,728   $ 22,269       $  (346)   $  (374)    $ 86,296
                                          =========   =====   ========   ========       =======    ========    ========



Balances, December 31, 1995               1,879,956    $  19  $ 64,728   $ 23,045       $   312    $  (479)    $ 87,625


Net income                                                                  6,603                                 6,603

Cash dividend                                                              (2,453)                               (2,453)
Stock dividend                            1,879,956

Net Changes in Unrealized
Depreciation on
Securities Available-for-Sale                                                            (1,038)                (1,038)

Sales of Treasury Stock                                                                                 631        631
Purchases of Treasury Stock                                                                            (178)      (178)

                                          ---------   -----   --------   --------       -------    --------    --------
Balances, September 30, 1996 (Unaudited)  3,759,912   $  19   $ 64,728   $ 27,195       $  (726)   $    (26)   $ 91,190
                                          ---------   -----   --------   --------       -------    --------    --------


CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)

                                                                            Unaudited
                                                                        Nine months ended
OPERATING ACTIVITIES                                                       September 30,
                                                                   ---------------------------
                                                                     1996                1995
                                                                   --------           --------
Net income                                                         $  6,603           $  5,517
Adjustments to reconcile net income to cash
  provided by operating activities:
   Provision for loan losses                                            756                289
   Depreciation on premises and equipment                             1,372              1,072
   Amortization and accretion of investment
     securities                                                         658                412
   (Increase) decrease in other assets                               (3,229)             2,705
   Increase (decrease) in other liabilities                            (481)             2,663
                                                                    -------            -------
Net cash provided by operating activities                             5,679             12,658
                                                                    -------            -------

INVESTING ACTIVITIES

Proceeds from sales and maturities of
  available-for-sale securities                                      53,540             36,774
Proceeds from maturities of
   held-to-maturity securities                                       14,804              2,088
Purchases of investment securities                                  (55,767)           (87,727)
Net (increase) decrease in federal funds sold                         5,935                385
Net (increase) decrease in loans                                    (68,122)           (48,784)
Purchases of premises and equipment                                  (4,671)            (2,693)
                                                                    -------            -------
Net cash used in investing activities                               (54,281)           (99,957)
                                                                    -------            -------

FINANCING ACTIVITIES

Net increase (decrease) in demand deposits                            2,355              7,569
Net increase (decrease) in savings and MMDA                           6,249            (10,439)
Net increase (decrease) in time deposits                             37,216             84,267
Net increase (decrease) in repurchase
  agreements and federal funds purchased                             (4,101)              (392)
Net increase (decrease) in other borrowings                          10,000                  0
Cash dividends paid                                                  (2,453)            (2,060)
Sales of treasury stock                                                 631                  0
Purchase of treasury stock                                             (178)              (311)
                                                                    -------            -------
Net cash provided (used) by financing activities                     49,719             78,634
                                                                    -------            -------

    Increase (decrease) in cash and cash
     equivalents                                                      1,117             (8,665)
                                                                    -------            -------
Cash and cash equivalents at the beginning of
  the period                                                         54,938             61,354
                                                                    -------            -------
Cash and cash equivalents at the end of
  the period                                                        $ 56,055          $ 52,689
                                                                    ========          ========

                                       4

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

Consolidation

The accompanying consolidated financial statements include the accounts of Pioneer Bancshares, Inc., its subsidiaries, Pioneer Bank and Valley Bank, and Pioneer Bank's subsidiaries and trusteed affiliates. Pioneer Bank's subsidiaries include Pioneer Securities, Inc. (PSI), Marion Properties, Inc. and Center Finance Corporation. The trusteed affiliates of Pioneer Bank include Frontier Corporation and Valley Company with Valley's wholly-owned subsidiary. Collectively Pioneer Bancshares and its subsidiaries and trusteed affiliates are referred to as the "Company." Frontier Corporation and Valley Company are held in trust for the benefit of Pioneer Bank's shareholders for a period of one hundred years from 1956. At any time, the trusts may be liquidated by a two-thirds vote of Pioneer Bank's shareholders. Center Finance Corporation specializes in consumer finance and related activities in Athens, Tennessee and commenced operations in the third quarter of 1996.

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



                                                                      September 30,
                                                               ------------------------------
                                                                 1996                  1995
                                                               --------              --------
Principal balance                                              $113,644              $ 73,024
Interest income recorded during loan impairment                       0                     0
Reserve for potential credit losses                              64,900                40,570
Unreserved portion of impaired loans                             48,744                32,454
Average principal balance quarter-to-date                       193,909                84,708
Average principal balance year-to-date                          166,446               156,934



Impaired loans are identified according to the two classification methods in the following table:



                                                                      September 30,
                                                               ------------------------------
                                                                 1996                  1995
                                                               --------              --------
Doubtful loans outstanding.                                    $ 97,486              $ 64,909
Loss loans outstanding                                           16,158                 8,115

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                          OF PIONEER BANCSHARES, INC.

OVERVIEW

The Company ended the third quarter with total assets of $854.1 million, a 6.9% increase from December 31, 1995. The Company reported net income of $6.6 million, or $1.76 per share, for the nine months ended September 30, 1996, compared to $5.5 million, or $1.47 per share, for the same period in 1995.

NET INTEREST INCOME

Net interest income was $7.9 million for the three months ended September 30, 1996, compared to $6.6 million for the same period in 1995. This level of net interest income resulted primarily from, among other things, an increase in net interest spread of 42 basis points to 3.65% from 3.23% . The net interest margin was 4.43% in the third quarter of 1996 compared to 4.08% in the third quarter of 1995. The margin increased because the yield on interest earning assets increased 32 basis points, while the rate paid on interest bearing liabilities decreased 10 basis points. (See "ASSET/LIABILITY MANAGEMENT."

CASH AND DUE FROM BANKS

Cash and due from banks increased from $54.9 million as of December 31, 1995, to $56.1 million as of September 30, 1996, representing a 2.0% increase. The increase is indicative of normal business cycles in the industry. Cash and due from bank balances will fluctuate depending on monthly cycles and the volume of uncollected funds deposited by bank customers. It is management's desire to maintain adequate cash reserves to meet our customers' cash needs.

INVESTMENTS

Investment securities decreased from $287.0 million to $273.3 million, or 4.8% from December 31, 1995 to September 30, 1996. This decrease was due to maturities in the held-to-maturity category which were not reinvested in investment securities, but rather funded loan portfolio growth.

Over the course of 1996, slight volatility of long term interest rates has effectively devalued the investment portfolio by $3.1 million. Interest rates increased due to indices that reflect that the economy is generally strong, as well as to curb inflation. Regarding the investment portfolio, management intends to (i) buy securities only during those times when prices appear most favorable, (ii) maintain maturities four years or less and (iii) avoid mortgage-backed securities and structured notes.

FASB 115 requires that the "Available for Sale" portfolio be valued at market prices and any difference be recorded as a change in asset value of the investment portfolio and capital. As of September 30, 1996, the FASB 115 adjustment resulted in a decrease in the asset value of the investment portfolio of $1.1 million and an adjustment to the capital account of $726,000, after reserving $374,000 for deferred taxes.

As of September 30, 1996, the Company had no investment in Federal Funds compared to $5.9 million at December 31, 1995. Management continually monitors the Company's liquidity position to determine the necessary balances of short term investments and to consider alternative uses of such funds.

LOAN PORTFOLIO

Loans, net of unearned income increased $66.8 million or 15.8% from December 31, 1995 to September 30, 1996. The loan mix changed marginally from year end 1995 to quarter end, September 30, 1996. The largest dollar volume loan category increase occurred in commercial loans by $20.1 million or 25.3% from December 1995 to September 1996. Consumer installment loans increased $16.8 million or 32.9%, due to the indirect auto loan program. Residential real estate loans exhibited strong growth of $19.3 million or 16.4% from December 31, 1995 to September 30, 1996. Real estate construction loans had the largest percentage increase of 73.4% or $13.7 million, for the same period. This increase in construction loans indicates a strong local economy.

The Company had no foreign loans or loans to lesser developed countries as of September 30, 1996. The Company's loan mix is further described in the table below.

                                 LOAN PORTFOLIO
                                 (in thousands)

                                      September        Percent            December       Percent
                                        1996           of Total             1995         of Total
                                     -----------       --------          ---------       --------
      Commercial, financial
         and agricultural            $    99,409         20.29%          $ 79,324         18.74%

      Real estate:
         Construction and
            land development              32,373          6.61%            18,671          4.41%
         Residential                     136,456         27.86%           117,182         27.69%
         Commercial                      149,626         30.54%           153,354         36.24%
      Consumer
         Credit cards                      3,789          0.77%             3,253          0.77%
         Installments                     67,826         13.85%            51,040         12.06%
      Lease financing                        386          0.08%               367          0.09%
                                     -----------        -------          --------        -------
      Total Gross Loans                  489,865        100.00%           423,191        100.00%
                                                        =======                          =======
      Less:
         Unearned income                   1,598                            1,688
         Allowance for
            loan losses                    5,270                            5,872
                                     -----------                         --------
      Total Net Loans                $   482,997                         $415,631
                                     ===========                         ========

Management does not anticipate the current loan mix to change significantly over the remainder of 1996.

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses decreased $602,000 or 10.3% during the nine months ended September 30, 1996. The provision charged to expense is based on continuous analysis by the Company's management of potential losses in the loan portfolio.

                           ALLOWANCE FOR LOAN LOSSES
                                 (in thousands)


                                                               1996                                        1995
                                                  --------------------------------------         -----------------------
Quarter Ending                                     Sept 30       June 30         Mar 31          Dec 31          Sept 30
                                                  --------       -------         -------         -------         -------
Balance at beginning of period                    $ 5,493        $ 5,741         $ 5,872         $ 5,609         $ 5,500
Loans charged-off                                     566          1,069             481             146             119
Loans recovered                                       122            566              70              80              49
                                                  -------        -------         -------         -------         -------
  Net charge-offs (recoveries)                        444            503             411              66              70
Provision for loan losses charged
   to expense                                         221            255             280             329             179
                                                  -------        -------         -------         -------         -------
 Balance at end of period                         $ 5,270        $ 5,493         $ 5,741         $ 5,872         $ 5,609
                                                  =======        =======         =======         =======         =======

Allowance for loan losses as a percentage
   of average loans outstanding
   for the period                                   1.11%          1.19%           1.32%           1.45%           1.52%

Allowance for loan losses as a percentage
   of nonperforming  assets and loans 90
   days past due outstanding
   at end of the period                           180.54%        145.66%         211.77%         255.64%         251.86%

Annualized QTD net charge-offs as
   a percentage of average loans
   outstanding for the period                       0.37%          0.44%           0.38%           0.07%           0.08%

Annualized YTD net charge-offs as
   a percentage of average loans
   outstanding for the period                       0.38%          0.41%           0.38%           0.03%           0.01%



The Company's allowance for possible loan losses as a percentage of loans, net of unearned income, was 1.11% at September 30, 1996 as compared to 1.45% at December 31, 1995. The allowance for loan losses at September 30, 1996, and December 31, 1995, provided 180.5% and 255.6% coverage, respectively, of nonperforming assets and loans 90 days or more past due. Net charge-offs (annualized as a percentage of average quarter-to-date loans) were 0.37% during the third quarter of 1996 as compared to 0.08% for the same period one year ago. At September 30, 1996, management believes that the allowance for possible loan losses is sufficient to absorb potential losses.

NONPERFORMING ASSETS AND PAST DUE LOANS

Nonperforming assets include nonperforming loans, foreclosed real estate held for sale and foreclosed other personal property held for sale. As of September 30, 1996, nonperforming assets were $2.1 million as compared to $1.9 million at December 31, 1995. The ratio of nonperforming assets to loans, net of unearned income, other real estate and other nonperforming assets was 0.45% at September 30, 1996, compared to 0.47% at December 31, 1995 and 0.43% at September 30, 1995.

Total nonperforming loans to total average loans increased from 0.28% at December 31, 1996, to 0.34% at September 30, 1996. Likewise, loans past due 90 days or more as a percentage of total average loans increased to 0.17% as of September 30, 1996, compared to 0.09% as of December 31, 1995. Management believes that asset quality will remain strong throughout the remainder of 1996.

Net loans charged off during the third quarter of 1996 were $444,000 compared to a $70,000 for the same period of 1995. Further detail of loan charge-offs and recoveries is presented in the table "Allowance for Loan Losses."

                    NONPERFORMING ASSETS AND PAST DUE LOANS
                                 (in thousands)


                                                                   1996                                        1995
                                                  ---------------------------------------        -------------------------
Quarter Ending                                     Sept 30       June 30          Mar 31          Dec 31          Sept 30
                                                  --------       --------        --------        --------         --------
Avg loans, net of unearned income                 $475,430       $461,337        $434,323        $406,150         $369,385
                                                  ========       ========        ========        ========         ========
Nonaccrual loans                                  $  1,618       $  1,915        $  1,160        $  1,153         $    881
Renegotiated or restructured loans                       0              0               0               0                0
                                                  --------       --------        --------        --------         --------
   Total nonperforming loans                         1,618          1,915           1,160           1,153              881
Other real estate owned, net                           421            480             840             761              699
Other non-performing assets                             89            111              54               0                0
                                                  --------       --------        --------        --------         --------
   Total nonperforming assets                        2,128          2,506           2,054           1,914            1,580
                                                  ========       ========        ========        ========         ========
Loans 90 days or more past due
   and still accruing                             $    791       $  1,265        $    711        $    383         $    647
Total nonperforming loans as a
   percentage of total loans                         0.34%          0.42%           0.27%           0.28%           0.24%
Total nonperforming assets as a
   percentage of total loans, ORE
   and other nonperforming assets                    0.45%          0.54%           0.47%           0.47%           0.43%
Loans 90 days past due as a
   percentage of total loans                         0.17%          0.27%           0.16%           0.09%           0.18%

DEPOSITS

Total deposits increased $45.8 million or 6.9% from $662.1 million at December 31, 1995 to $707.9 million at September 30, 1996. The increase is due primarily to customers investing in time deposits to attain marginally higher yields over other deposit products. Total time deposits increased $37.2 million from December 31, 1995 to September 30, 1996.

Federal funds purchased and securities sold under agreements to repurchase decreased $4.1 million or 9.8% from December 31, 1995 to September 30, 1996. Counterparties to the agreements to repurchase are commercial account customers, where excess funds from noninterest bearing checking accounts are transferred nightly to a collateralized interest bearing repurchase account. These accounts are not FDIC insured, therefore the Company collateralizes the deposits with securities from the investment portfolio. For the quarter ended September 30, 1996, none of the repurchased agreements were brokered. As of September 30, 1996, the Company's federal funds purchased position was $4.4 million compared to $5.0 million as of December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability to provide funding for lending and investment activities, as well as to cover deposit withdrawals and pay debt and operating obligations. Maintaining an adequate level of liquidity is an important component of the Company's balance sheet management objectives.

Net cash provided by operating activities for the nine months ended September 30, 1996, totaled $5.7 million. For the same period, net cash used by investing activities totaled $54.3 million consisting of proceeds from maturities and sales of investment securities of $68.3 million, with cash outflows of $55.8 million in investment securities purchases, and a $68.1 million increase in loans outstanding. Net cash provided by financing activities of $49.7 million consisted of increases in demand deposits, savings deposits, time deposits and other borrowings of $55.7 million. The payment of $2.5 million in common stock dividends ($0.6525 per share) was funded from earnings. Management will stagger the purchases of investment securities within a four year maturity horizon to provide sufficient liquidity to the loan portfolio. Management does not anticipate any unexpected funding needs in the near future that could not be satisfied with current cash generated from investing activities.

Total stockholders' equity, adjusted for the unrealized appreciation on securities available for sale, to total assets at September 30, 1996 and December 31, 1995 was 10.76% and 10.92%, respectively. The Company's book value per share increased from $23.31 at December 31, 1995 to $24.25 at September 30, 1996. The Company's Tier I risk based capital ratio, total risk based capital ratio and leverage capital ratio at September 30, 1996 were 12.41%, 13.23% and 10.06%, respectively, exceeding the fully phased-in required capital ratios of 4.00%, 8.00% and 3.00%, respectively. These ratios as of December 31, 1995, were 14.77%, 15.85% and 10.11%, respectively. Increased regulatory activity in the financial industry as a whole will continue to impact the structure of the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

INTEREST RATE SENSITIVITY

The following table illustrates the Company's exposure to interest rate fluctuations as of September 30, 1996:

                      Interest Rate Sensitivity Analysis
                           as of September 30, 1996
                                (in thousands)



                            -------------- --------------- --------------- --------------- --------------- --------------
                                               Over 3          Over 1
                                               Months           Year                            Non-
                              3 Months        through         through           Over          Interest
                               or less       12 Months        5 Years         5 Years        Sensitive         Total
                            -------------- --------------- --------------- --------------- --------------- --------------
ASSETS:
Interest Earning Assets:
Loans, net of unearned

   income                     $156,913         $69,567        $245,910         $15,877                       $488,267
   Less: Allowance for
      loan losses                                                                             $(5,270)         (5,270)
                              --------        --------        --------         -------        -------        --------
   Net loans                   156,913          69,567         245,910          15,877         (5,270)        482,997
Investment securities           16,980          35,645         159,277          61,447                        273,349
Federal funds sold                   0                                                                              0
                              --------        --------        --------         -------        -------        --------
   Total earning assets        173,893         105,212         405,187          77,324         (5,270)        756,346
Cash and other assets                                                                          97,725          97,725
                              --------        --------        --------         -------        -------        --------
   Total assets               $173,893        $105,212        $405,187         $77,324        $92,455        $854,071
                              ========        ========        ========         =======        =======        ========




                            -------------- --------------- --------------- --------------- --------------- --------------
                                               Over 3          Over 1
                                               Months           Year                            Non-
                              3 Months        through         through           Over          Interest
                               or less       12 Months        5 Years         5 Years        Sensitive         Total
                            -------------- --------------- --------------- --------------- --------------- --------------
LIABILITIES  AND
   STOCKHOLDERS'
      EQUITY:

Interest Bearing
   Liabilities:

Interest bearing demand
   deposits                    $ 9,488        $ 14,233        $ 94,885                                       $118,606
Money market accts               8,778          17,555          17,555                                         43,888
Savings deposits                 7,646          11,468          76,455                                         95,569
Other time deposits             97,422         116,650          34,860          $    43                       248,975


CD's of $100,000
   or more                                      30,560           6,781                                         71,268

Federal funds purchased
   and securities sold
   under agreements
   to repurchase                37,814                                                                         37,814
Other borrowings                                                10,000                                         10,000
                              --------        --------        --------         -------        -------        --------
   Total interest bearing
      liabilities              195,075         190,466         240,536              43                        626,120
Non-interest bearing
   demand deposits                                                                           $129,609        $129,609
Other liabilities                                                                               7,152           7,152
Stockholders' equity                                                                           91,190          91,190
                              --------        --------        --------         -------       --------        --------
   Total liabilities and
      stockholders' equity    $195,075        $190,466        $240,536         $    43       $227,951        $854,071
                              ========        ========        ========         =======       ========        ========

Interest sensitivity gap      $(21,182)       $(85,254)       $164,651         $77,281
Cumulative interest
   sensitivity gap            $(21,182)      $(106,436)       $ 58,215        $135,496
Cumulative interest
   sensitivity gap as a
   percentage of
   total earning assets           -2.8%          -14.1%           7.7%           17.9%

In analyzing the interest rate sensitivity at September 30, 1996, the Company is liability sensitive in the less than twelve month categories in the amount of $106.4 million. In the greater than one year categories, the Company is asset sensitive in the amount of $241.9 million. Overall the Company is asset sensitive in the amount of $135.5 million. During periods of increasing interest rates, asset sensitivity would enable the Company to reprice earning assets faster than interest bearing liabilities, therefore optimizing net interest margins. During periods of decreasing interest rates, being asset sensitive would narrow net interest margins, because interest earning assets would reprice faster at lower rates before the repricing of the interest bearing liabilities. Management maintains several interest rate risk models, regularly meets with the Board of Directors to discuss asset/liability management issues and believes this level of exposure to interest rate fluctuations to be acceptable.

NET INCOME

Net income for the three months ended September 30, 1996 increased $737,000 or 39.4% over the same period in 1995. Net income per share for the quarter increased $0.19 or 39.4% to $0.69 per share compared to $0.50 per share for the same period one year ago. Annualized return on average assets for the three months ending September 30, 1996 was 1.24% as compared to 0.96% for 1995. The annualized return on average equity for the third quarter of 1996 was 11.53% compared to 8.87% for the same period in 1995.

For the nine months ended September 30, 1996, net income increased $1.1 million or 19.7% over net income for the nine months ended September 30, 1995. Earnings per share increased $0.29 or 19.7% from $1.47 per share to $1.76 per share for the same period. On an annualized basis, the return on average assets increased from 1.02% as of September 30, 1995, to 1.07% as of September 30, 1996. Likewise, the return on average equity increased to 9.79% for the three quarters ended September 30, 1996, from 8.85% for the same period in 1995.

NET INTEREST MARGIN

The following table shows average balances, interest income and interest expense, and yields/rates for the three months and for the nine months ending September 30, 1996 and 1995.

CONSOLIDATED AVERAGE BALANCE SHEET
   INTEREST INCOME/EXPENSE AND
   YIELD/RATES
Taxable Equivalent Basis
(in thousands)

                                                                        Three months ended
                                                                           September 30,
                                              -------------------------------------------------------------------------
Assets                                                       1996                                 1995
                                              -------------------------------------------------------------------------
                                                Average     Income/      Yield/      Average     Income/      Yield/
                                                Balance     Expense       Rate       Balance     Expense       Rate
                                              ------------ ----------- ----------- ------------ ----------- -----------
Earning assets:
Loans, net of unearned income                  $  475,430   $  10,403    8.75%      $  369,385   $   8,151    8.83%
Investment securities                             263,600       4,437    6.73%         290,787       4,630    6.37%
Other earning assets                               17,232         225    5.22%          42,843         661    6.17%
                                               ----------   ---------               ----------   ---------
   Total earning assets                           756,262      15,065    7.97%         703,015      13,442    7.65%
                                                            ---------                            ---------
Allowance for loan losses                          (5,432)                              (5,609)
Cash and other assets                              86,714                               79,477
                                               ----------                            ---------
                TOTAL ASSETS                   $  837,544                            $ 776,883
                                               ==========                            =========
Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits               $  120,264         794    2.64%        $113,301         789    2.79%
Savings deposits                                   86,225         573    2.65%          85,422         593    2.78%
Time deposits                                     296,969       3,863    5.20%         274,098       3,722    5.43%
Time deposits of $100,000 or more                  59,611         813    5.45%          54,534         695    5.10%
Federal funds purchased and securities
   sold under agreement to repurchase              45,073         500    4.45%          40,384         476    4.71%
Other borrowings                                   10,548         142    5.39%               0           0    0.00%
                                               ----------   ---------               ----------   ---------
   Total interest bearing liabilities             618,690       6,685    4.32%         567,739       6,275    4.42%
                                                            ---------                            ---------
Net interest spread                                         $   8,380    3.65%                   $   7,167    3.23%
                                                            =========                            =========
Noninterest bearing demand deposits               120,671                              118,279
Accrued expenses and other liabilities              7,791                                6,582
Stockholders' equity                               90,392                               84,283
                                               ----------                           ----------
            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY               $  837,544                           $  776,883
                                               ==========                           ==========

Net yield on earning assets                                              4.43%                                4.08%

Taxable equivalent adjustment:
   Loans                                                   $       41                           $        35
   Investment securities                                          571                                   513
                                                           ----------                           -----------
      Total adjustment                                     $      611                           $       548
                                                           ==========                           ===========

CONSOLIDATED AVERAGE BALANCE SHEET
   INTEREST INCOME/EXPENSE AND
   YIELD/RATES
(in thousands)
Taxable Equivalent Basis

                                                                        Nine months ended
                                                                           September 30,
                                              -------------------------------------------------------------------------
Assets                                                       1996                                 1995
                                              -------------------------------------------------------------------------
                                                Average     Income/      Yield/      Average     Income/      Yield/
                                                Balance     Expense       Rate       Balance     Expense       Rate
                                              ------------ ----------- ----------- ------------ ----------- -----------
Earning assets:
Loans, net of unearned income                 $   457,030  $    29,908    8.73%    $    353,969 $    23,056    8.68%
Investment securities                             274,834       13,410    6.51%         279,105      13,379    6.39%
Other earning assets                                9,460          372    5.25%          28,428       1,280    6.00%
                                              -----------  -----------             ------------ -----------
   Total earning assets                           741,324       43,691    7.86%         661,502      37,715    7.60%
                                                           -----------                          -----------
Allowance for loan losses                          (5,668)                              (5,516)
Cash and other assets                              84,436                               65,318
                                              -----------                          -----------
                TOTAL ASSETS                  $   820,092                          $   721,304
                                              ===========                          ===========

Liabilities and Stockholders' Equity

Interest bearing liabilities:

Interest bearing demand deposits              $   118,894        2,357    2.64%    $    110,072       2,283    2.77%
Savings deposits                                   87,193        1,711    2.62%          83,229       1,724    2.76%
Time deposits                                     285,489       11,084    5.18%         244,856       9,348    5.09%
Time deposits of $100,000 or more                  55,161        2,304    5.57%          51,184       2,056    5.36%
Federal funds purchased and securities
   sold under agreement to repurchase              47,841        1,575    4.39%          33,739       1,219    4.82%
Other borrowings                                    9,186          375    5.44%               0           0    0.00%
                                              -----------  -----------             ------------ -----------
   Total interest bearing liabilities             603,764       19,406    4.29%         523,080      16,630    4.24%
                                                                                                -----------
Net interest spread                                        $    24,285    3.57%                 $    21,085    3.36%
                                                           ===========                          ===========
Noninterest bearing demand deposits               118,583                               109,843
Accrued expenses and other liabilities              7,825                                 5,265
Stockholders' equity                               89,920                                83,116
                                              -----------                          ------------

           TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY              $   820,092                          $    721,304
                                              ===========                          ============
Net yield on earning assets                                              4.37%                                4.25%

Taxable equivalent adjustment:
   Loans                                                   $       115                          $       102
   Investment securities                                         1,612                                1,548
                                                           -----------                          -----------
      Total adjustment                                     $     1,728                          $     1,650
                                                           ===========                          ===========


ASSET/LIABILITY MANAGEMENT

The net yield on earning assets increased 35 basis points from the third quarter of 1995 to the third quarter of 1996, 4.08% to 4.43%, respectively. The increase resulted from changes in rates, volumes and mix of interest earning assets and interest bearing liabilities. In addition, the average balance of noninterest bearing demand deposits increased $2.4 million or 2.02%. On a tax equivalent basis, interest income on earning assets increased $1.6 million or 12.1% due to an increase of $53.2 million or 7.6% in the average volume of interest earning assets. Although the rates earned on the loans decreased and the rates on investment securities increased marginally, the development of the mix of interest earning assets is the primary factor of the improved yields and earning assets as a whole. The average balances of loans increased $106.0 million or 28.7%, while the average balance of securities decreased $27.2 million or 9.3% and the average balance of other earning assets, primarily federal funds sold, decreased $25.6 million or 59.8%. As a percentage of total earning assets, loans increased from 52.5% to 62.9%, investment securities decreased from 41.4% to 34.9%, and other earning assets decreased from 6.1% to 2.3%, for the third quarter of 1995 and the third quarter of 1996, respectively. Rates earned on loans decreased eight basis points, while rates earned on investment securities increased 36 basis points. The rates earned on other earning assets decreased 95 basis points. The rate on total earning assets increased 32 basis points due to the change in mix. Interest expense on deposits increased $410,000 or 6.5% in the third quarter of 1996 compared to the same period last year. Average balances on interest bearing liabilities increased by $51.0 million or 9.0%. The average balances of interest bearing demand deposits increased from third quarter of 1995 to third quarter of 1996 by $7.0 million or 6.1%. Savings accounts increased for the same time periods by $803,000 or 0.9%. The rates paid on these type of accounts during the three months ending September 30, 1996, and 1995, decreased 15 and 13 basis points, for interest bearing demand deposits and savings deposits, respectively. The average balance of time deposits, including time deposits over $100,000, increased $27.9 million or 8.5% and the rate paid decreased 13 basis points. Net interest spread and net interest spread rate increased from third quarter 1995 to third quarter 1996 by $1.2 million and 42 basis points, respectively.

The Company experienced an increase of 12 basis point in the net yield on interest earning assets for the nine months ended September 30, 1996, compared to the same period in 1995. This increase resulted from changes in rates, volumes and mix of interest earning assets and interest bearing liabilities. In addition, the average balance of non-interest bearing demand deposits increased $8.7 million or 8.0%. Tax equivalent interest income on earning assets increased $6.0 million or 15.8% due to an increase of $79.8 million or 12.1% in the average volume of interest earning assets, as well as an increase in the rate earned on total interest earning assets. The mix of interest earning assets changed significantly with the average balance of loans increasing $103.1 million or 29.1%, the average balance of investment securities decreasing $4.3 million and the average balance of other earning assets decreasing $19.0 million, respectively. As a percentage of total earning assets, loans increased from 53.5% in 1995 to 61.7% in 1996, investment securities decreased from 42.2% to 37.1% and other earning assets decreased from 4.3% to 1.3%. Rates earned on loans and securities increased five basis points and 12 basis points, respectively, from 1995 to 1996. Rates earned on other earning assets decreased 75 basis points. Interest expense on deposits increased by $2.8 million or 16.7% from $16.6 million in 1995 to $19.4 million in 1996. Average balances on interest bearing liabilities increased by $80.7 million or 15.4%. The average balances of interest bearing demand deposits and savings accounts increased by 8.0% and 4.8%, respectively. The rates paid on these type of accounts declined 31 and 45 basis points, respectively. The average balance of time deposits, including time deposits over $100,000, increased $44.6 million or 15.1% and the rate paid increased 10 basis points. Net interest spread increased $3.2 million or 15.2% from 1995 to 1996, as did the spread rate increase 21 basis points.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and commissions.

                              NONINTEREST INCOME
                                (in thousands)


                                       Three Months                                   Nine Months
                                    Ended September 30,                           Ended September 30,
                                   ---------------------  Percent                --------------------   Percent
                                      1996       1995      Change                  1996       1995       Change
                                   ---------- ----------  --------               --------  ----------   --------

Service charge on deposit
accounts                           $     978  $      830    17.83%               $  2,799  $   2,412     16.04%
Trust fees                               343         301    13.95%                    991        879     12.74%
Net securities gains realized            157          14  1021.43%                    220        (33)   766.67%
Other income                             618         367    68.39%                  1,743      1,105     57.74%
                                   ---------- ----------  --------               --------  ---------    -------
   TOTAL                           $    2,096 $    1,512    38.62%               $  5,753  $   4,363     31.86%
                                   ========== ==========  ========               ========  =========    =======

Service charges increased $148,000 or 17.8% for the three months ended September 30, 1996, as compared to the quarter ended September 30, 1995. Trust fees increased $42,000 or 13.9% from the third quarter of 1995 compared to the third quarter of 1996. Net securities gains of $157,000 were realized in the third quarter of 1996, compared to the gain of $14,000 realized in the same period of 1995. In June 1996, Pioneer Bank wrote down the value of an investment security by $110,000 to a level that is reasonably expected to be realized at maturity. Two months subsequent to the write down, Pioneer Bank fully recovered this investment security, thus realizing a one time gain in this quarter. Management believes that this is a non recurring event. Other noninterest income increased $251,000 or 68.4% for the third quarter 1996 compared to the third quarter of 1995.

For the nine months ended September 30, 1996, service charges on deposit accounts increased $387,000 or 16.0% over the same period in 1995. The primary reason for the increase is because the service charges applied to the deposits acquired via the Marion County Branch Purchase, consummated on June 15, 1995, were earned in 1996 but not for the majority of 1995. Other income increased $638,000 or 57.7%, for the period ending September 30, 1996, compared to the same period in 1995.

NONINTEREST EXPENSE

Salaries and benefits increased $401,000 or 12.9% for the three months ending September 30, 1996, as compared to September 30, 1995. Occupancy expenses increased $140,000 or 17.3% due to depreciation on the properties put into commission in the 1996. Management anticipates this level of spending for occupancy expense to increase through the remainder of the year of 1996 as renovations for expanding the downtown office continue. Other expenses increased $209,000 or 12.3% over these same periods.

                              NONINTEREST EXPENSE
                                 (in thousands)


                                      Three Months                                  Nine Months
                                   Ended September 30,                           Ended September 30,
                                   --------------------    Percent              ---------------------   Percent
                                      1996      1995       Change                  1996       1995      Change
                                   ---------- ---------    ------               ----------- ----------  ------
Salaries and benefits              $   3,508  $   3,107    12.91%               $   10,263  $   8,736   17.48%
Net occupancy expense                    947        807    17.35%                    2,738      2,184   25.37%
Other expense                          1,913      1,704    12.27%                    5,769      5,518    4.55%
                                   ---------  ---------                         ----------  ---------   ------
   TOTAL                           $   6,368  $   5,618    13.35%               $   18,770  $  16,438   14.19%
                                   =========  =========                         ==========  =========   ======

For the nine months ended September 30, 1996, total noninterest expense increased $2.3 million or 14.2% over the nine months ended September 30, 1995. The increase is due primarily to the addition of employees with the Marion County Purchase, as well as additional properties commissioned in the second half of 1995 and 1996.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes increased $321,000 or 69.0% to $786,000 for the three months ended September 30, 1996, as compared to $465,000 for the same period in 1995. The effective tax rate was 23.2% for the three months ended September 30, 1996 as compared to 20.0% for September 30, 1995. For the nine months ended September 30, 1996, income taxes increased $729,000 or 46.9% compared to the same nine months of 1995. For the same period the effective tax rate increased from 22.0% to 25.7%. The notes to the financial statements provide additional information regarding the Company's taxes.

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

          27      Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K.

         None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Pioneer Bancshares, Inc.


Date:  November 11, 1996                /s/ Rodger B. Holley
                                        ---------------------
                                        Rodger B. Holley
                                        President and CEO


Date:  November 11, 1996                 /s/ Gregory B. Jones
                                         ---------------------
                                         Gregory B. Jones
                                         Executive Vice President and Treasurer


Date:  November 11, 1996                  /s/ William L. Lusk, Jr.
                                          -------------------------
                                          William L. Lusk, Jr.
                                          Vice President and Controller

                   PIONEER BANCSHARES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

Exhibit
Number     Description

 3(a) Certificate of Incorporation, incorporated herein by reference from Registrant's Registration
           Statement on Form S-4 (Registration No. 33-49360).

 3(b) By-laws, incorporated herein by reference from Registrant's Registration Statement on Form S-4
           (Registration No. 33-49360).

11 Statement Regarding Computation of Net Earnings per Share

27         Financial Data Schedule (for SEC use only)