Form 10-K
period 1996-12-31
PIONEER BANCSHARES INC
filed 1997-03-13
CIK 889464

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

(Mark One)
[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                        For the fiscal year ended December 31, 1996
                                                  -----------------
                                     OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from        to
                                                --------  -------

                       Commission File Number 0-84254

                          PIONEER BANCSHARES, INC.
           (Exact name of registrant as specified in its charter)


          Delaware                                     62-1469913
--------------------------------------------------------------------------------
   (State of incorporation)                (I.R.S. Employer Identification No.)


                              801 Broad Street
                        Chattanooga, Tennessee 37402
                  ----------------------------------------
                  (Address of principal executive offices)
                               (423) 755-0000
                       -------------------------------
                       (Registrant's telephone number)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                    None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No
                               -------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. N/A
                                     ---
As of February 18, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $138,416,926.
The number of shares outstanding of the Registrant's $0.005 par value common stock, as of February 18, 1996 was 3,759,912.

Documents Incorporated by Reference:
Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders to be held April 16, 1997, are incorporated by reference into Part III of this Annual Report of Form 10-K.

This Annual Report on Form 10-K consists of 92 sequentially numbered pages. The Exhibit Index is located on sequentially numbered page 90.

                                   PART I

ITEM-1 - BUSINESS

GENERAL

     Pioneer Bancshares, Inc. (the "Company") is a Delaware corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company was incorporated July 8, 1991, by the management of its principal subsidiary, Pioneer Bank. The holding company formation was consummated on September 30, 1992, at which time the Company acquired all of the outstanding shares of the common stock of Pioneer Bank in exchange for 1,400,000 shares of the Company's $.01 par value common stock (the "Common Stock"). The Company's principal business is owning two subsidiary banks, Pioneer Bank and Valley Bank (the "Banks"), and supervising and coordinating the activities of Pioneer Bank's subsidiaries and affiliates. The Company coordinates the financial resources of the consolidated enterprise and maintains financial, operational and administrative systems that allow centralized evaluation of subsidiary operations and coordination of selected policies and activities. The Company derives substantially all of its income from Pioneer Bank and Valley Bank through management fees, dividends and undistributed earnings of the subsidiaries. The management fee agreement is a pass through arrangement between Pioneer Bank, Valley Bank and the Company that passes all expenses incurred by the Company directly through to the subsidiaries. The dividends paid to the Company are determined generally in relation to the subsidiaries' earnings, growth and capital positions. As a bank holding company, the Company is a legal entity separate and distinct from the subsidiaries, each of which is managed as a separate entity. As of December 31, 1996, the Company had total consolidated assets of $867.2 million, total consolidated deposits of $692.6 million and total consolidated stockholders' equity of $93.9 million.

DEMOGRAPHIC AND ECONOMIC CHARACTERISTICS OF THE MARKETS

Pioneer Bank's Market

     The market analysis for Pioneer Bank was obtained from statistics maintained by the Hamilton County Chamber of Commerce. Growth of employment within the Chattanooga Metropolitan Statistical Area (MSA), which includes Hamilton and Marion Counties, Tennessee, and Catoosa, Dade and Walker Counties, Georgia, increased slightly from 1995 to 1996. From year to year, the civilian labor force was unchanged, total employed individuals increased
 .9%, the number of unemployed individuals decreased 19% and the unemployment rate decreased from 4.8% to 3.9%. Average weekly earnings and average hours worked (by production workers) increased slightly from 1995 to 1996 continuing a trend that began in late 1995. The general increase in economic statistics for 1996 indicate that the economy is growing at a moderate pace.

     The population of Hamilton County for years 1980, 1990 and 1996 (estimated) was 287,740, 285,536 and 296,561, respectively. The population of Marion County for such years was 24,416, 24,860, and 26,867 (estimate), respectively. The Chattanooga MSA population has grown from 364,526 in 1970, to 417,935 in 1980, to 424,347 in 1990, and was estimated to be approximately 449,000 in 1996.

     Hamilton County commerce has been relatively stable from 1995 to 1996 with some exceptions. The primary industries in the Chattanooga MSA are services, manufacturing and retail trade. Taxable retail sales rose 3.1% from $3,022.1 million to $3,115.8 million (estimated), total new cars and trucks sold decreased 1.1% from 17,426 to 17,234 (estimated) and hotel/motel tax collected increased 5.1% from $2,654,039 to $2,789,395. Within the Chattanooga MSA, the number of houses sold during 1996 increased by 12.9% to 4,347 (estimated) from 3,850 in 1995. During 1995, residential mortgage interest rates decreased which increased housing sales and during 1996, stable rates contributed to continued growth in housing sales.

     Hamilton County building permits on an aggregate basis increased by 21.2% from $340,734,587 in 1995 to $412,970,320 (estimated) in 1996. More specifically, the number of residential single family dwelling permits increased 25.7% from 1,383 to 1,739 (estimated) with values increasing 25.6% from $121,611,037 to $152,683,426 (estimated), respectively. Residential duplex permits increased 52.9% from 17 to 26 (estimated) with values increasing 66.9% from $1,561,507 to $2,606,000 (estimated), respectively. Residential apartment permits decreased from five to four (estimated) with the aggregate values of such complexes decreasing 16.8% from $4,113,502 to $3,422,433 (estimated), respectively. Residential alteration permits decreased 14.4% from 1,537 to 1,315 (estimated); however, the values increased 5.5% from $26,843,166 to $28,319,541 (estimated) in 1995 and 1996, respectively. New nonresidential permits increased 31.8% from 273 to 360 (estimated) in 1995 and 1996, respectively, with values increasing 27.9% from $108,868,163 to $139,242,395 (estimated) in 1995 and 1996, respectively. Nonresidential alterations decreased 39.4% from 644 to 390 (estimated) with values decreasing 25.7% from $77,647,212 to $57,691,878 (estimated).

Valley Bank's Market

     Valley Bank conducts business in Monroe and McMinn Counties, Tennessee, which are located approximately 60 miles northeast of Chattanooga on Interstate
75. The current rate of population growth of these counties approximates 6% per decade. The aggregate population of Monroe and McMinn Counties in the 1990 Census was 72,924. Per capita income levels were $13,127 and $15,046 (in 1993) for Monroe and McMinn Counties, respectively, and are below Tennessee and national averages of $18,439 and $20,800, respectively for the same period.
The annual unemployment rate of 8.2% for 1996 is relatively stable from 1995, but remains above the state and national unemployment levels of 4.3% and 5.3%, respectively. Total employment increased by .05% from 1995 to 1996. The primary industry in the region is manufacturing, which represents approximately 50% of the jobs in the area.

     Annual retail sales in this market continued to increase during 1996 continuing a trend beginning in 1995. On an annualized basis, the total retail sales of durable goods was up 8.3% from 1995 levels, as opposed to an increase of 11.7% from 1994 to 1995. Furthermore, quarterly sales tax payments increased on average 7.1% from 1995 to 1996.

PIONEER BANK

General

     Pioneer Bank commenced operations in 1916 pursuant to a charter granted by the State of Tennessee. Pioneer Bank offers a wide array of deposit accounts and retail services, engages in consumer and commercial lending, provides a variety of trust and fiduciary services and offers securities brokerage services through Pioneer Securities, Inc., a wholly-owned subsidiary that commenced business in Fall 1995. Pioneer Bank operates 20 branch locations in Hamilton and Marion Counties, Tennessee. Pioneer Bank had $693,751,260 in assets, $545,222,936 in deposits and $70,170,824 of stockholders' equity on December 31, 1996.

Loans

        Pioneer Bank utilizes the following categories to segregate its loan portfolio: consumer loans, commercial loans and real estate loans. The consumer loan category represents all types of consumer installment loans, including credit cards, both secured and unsecured. Commercial loans contain both secured and unsecured credits that include, but are not limited to, the following types of collateral: equipment, fixtures, inventory and accounts receivable. Real estate construction, residential real estate and commercial real estate loans are primarily secured by first mortgages. Underwriting criteria are governed by Pioneer Bank's loan policy as approved by its Board of Directors. Exceptions to that policy are permitted by approval of either the Loan Committee or authorized loan officers. Generally, loans secured by real estate with improvements are limited to an 80% loan-to-value ratio. However, a more stringent loan-to-value ratio of 75% is applied to loans secured by unimproved land with plans for development. Loans collateralized by unimproved or raw land with no development plans are limited to a loan-to-value ratio of 65%. First and second lien positions are considered in the aggregate when determining loan-to-value ratios. Direct automobile loans are limited to 85% of the NADA valuation or the purchase price, whichever is less. Indirect automobile loans are limited to 115% of sticker price of the automobile. Loans secured with used and new specialized equipment and machinery are limited to 70% and 80% of the estimated fair value of the collateral, respectively.

     As of December 31, 1996, loans with fixed interest rates totaled $274.1 million or 65.8%of total loans, with $27.7 million maturing in less than three months and $48.9 million maturing in three months to one year. Those maturing in one to five years totaled $185.9 million. Fixed rate loans with a maturity in excess of five years were $11.6 million. As of December 31, 1996, floating rate loans repricing quarterly or more frequently totaled $130.6 million. Floating rate loans repricing annually or more frequently, but less frequently than quarterly totaled $1.8 million. Those floating rate loans repricing every five years or more frequently, but less frequently than annually total $8.1 million. Floating rate loans repricing less frequently than 5 years totaled $1.3 million. Management reviews the asset/liability gap monthly and adjusts its interest rate sensitivity strategy accordingly. See "---Interest Rate Sensitivity."

     Pioneer Bank participates as an intermediary for the secondary market underwriting of residential loans. In such a secondary market transaction, the secondary market lender underwrites and funds the loan and Pioneer Bank closes the loan without recording the loan on Pioneer Bank's accounting records. Pioneer Bank does not have a policy that requires all real estate first mortgage loans be conforming to the secondary market's underwriting standards.

     Participation loans purchased are subject to the Pioneer Bank's underwriting criteria as described in the lending policy. Pioneer Bank has sold participations in loans to other financial institutions for a total of $5.4 million as of December 31, 1996. Pioneer Bank also participates in the Small Business Association's lending program and has $170,000 in participations sold to other financial institutions as of December 31, 1996. Pioneer Bank has not purchased any loan participations from other financial institutions as of December 31, 1996.

     As defined by Tennessee Code Annotated, Section 45-2-1102, Pioneer Bank's legal lending limit, either secured or unsecured, with Board approval is any amount up to but no more than 25% of common stock, surplus and undivided profits. As of December 31, 1996, Pioneer Bank had a legal lending limit of $14,202,000.

VALLEY BANK

General

     Valley Bank began operations in 1884 in Sweetwater, Tennessee as the thirteenth bank to be granted a charter by the State of Tennessee. Valley Bank offers a wide array of deposit accounts and retail services and engages in consumer, commercial, and real estate lending. At year end 1996, Valley Bank had 9 branch locations in Monroe and McMinn Counties, Tennessee. Valley Bank had $173,339,392 in assets, $147,451,284 in deposits and $23,690,425 of stockholders' equity on December 31, 1996.

Loans

     Valley Bank categorizes its loans similar to Pioneer Bank with the following segregation categories for its portfolio: consumer loans, commercial loans and real estate loans. The consumer loan category represents all types of consumer installment loans, including credit cards, both secured and unsecured. Commercial loans contain both secured and unsecured credits that include, but are not limited to, the following types of collateral: equipment, fixtures, inventory and accounts receivable. Real estate construction, residential real estate and commercial real estate are primarily secured by first mortgages. Underwriting criteria are governed by Valley Bank's loan policy as approved by the Valley Bank Board of Directors. Exceptions to that policy are permitted with the approval of either the Board, the bank president, the Loan Committee or a senior officer. Generally, loans secured by real estate with improvements are limited to an 80% loan-to-value ratio. However, a more stringent loan-to-value ratio of 75% is applied to loans secured by unimproved land with plans for development. Loans collateralized by unimproved or raw land with no development plans are limited to a loan-to-value ratio of 65%. First and second lien positions are considered in the aggregate when determining loan-to-value ratios. Automobile loans are limited to 85% of the NADA valuation or the purchase price, whichever is less. Loans secured with used and new specialized equipment and machinery are limited to 70% and 80% of the estimated fair value of the collateral, respectively.

     As of December 31, 1996 fixed rate loans totaled $77.5 million with $9.5 million maturing in less than three months and $9.8 million maturing in three months to one year. Those maturing in one to five years totaled $55.3 million. Fixed rate loans with a maturity in excess of five years were $2.9 million.
As of December 31, 1996 floating rate loans repricing quarterly or more frequently totaled $16.0 million. Floating rate loans repricing annually or more frequently but less frequently than quarterly totaled $7.0 million. Floating rate loans repricing every five years or more frequently, but less than annually totaled $7.9 million. Management reviews the asset/liability gap monthly and adjusts the interest rate sensitivity strategy accordingly. See "---Interest Rate Sensitivity."

     Valley Bank participates as intermediary for the secondary market underwriting of residential loans. Valley Bank does not have a policy that requires all real estate first mortgage loans be conforming to the secondary market's underwriting standards.

     Participation loans purchased are subject to Valley Bank's underwriting criteria as described in the lending policy. Valley Bank has purchased $6 million in participation loans as of December 31, 1996. Valley Bank participates in the Small Business Administration's lending program and had $454,000 in participations sold to other institutions as of December 31, 1996.

     Valley Bank's legal lending limit with Board approval is any amount up to but no more than 25% of common stock, surplus and undivided profits. As of December 31, 1996 Valley Bank had a legal lending limit, either secured or unsecured, of $5,890,000.

NON-BANKING ACTIVITIES

Pioneer Bank

     Pioneer Bank has two wholly owned subsidiaries, Pioneer Securities, Inc. ("PSI") and Center Finance Corporation. PSI is a securities broker-dealer providing securities and other nondeposit products and services to bank customers, as well as non-bank customers. Pioneer Bank has two trusteed affiliates, Frontier Corporation, a real estate management and development company, and Valley Company, Inc., a trust company. The two corporations are Tennessee state chartered and are affiliates through a trust agreement for the benefit of Pioneer Bank shareholders. The trust agreements were established for 99 years, and are to expire in the year 2055. Through the trusteed affiliates of Pioneer Bank, credit life related insurance products and real estate used for banking facilities are provided to Pioneer Bank. Revenues from these activities do not presently constitute a significant portion of the Company's total operating revenues. During 1996, Pioneer purchased the stock of a trusteed affiliate's wholly owned subsidiary, Center Loan & Thrift ("Center"). Center's name was changed to Center Finance Corporation and is engaged in consumer finance and related activities in Athens, Tennessee. In the future, the Company may engage in other activities permissible for bank and bank holding company subsidiaries when suitable opportunities develop. Proposals for such further activities may be subject to approval by appropriate regulatory authorities. See "Supervision and Regulation".

ACQUISITIONS AND EXPANSION

     The Company has considered various opportunities to possibly acquire other depository institutions subsequent to the Valley Bank merger in 1995, and will continue to consider opportunities for product and geographic expansion, with a focus on nearby areas of Tennessee and Georgia. The acquisition of additional institutions will be subject to approval by appropriate regulatory authorities. See "Supervision and Regulation."

COMPETITION

     Pioneer Bank operates in a highly competitive market area, the Chattanooga MSA which includes Hamilton and Marion Counties, Tennessee and nearby parts of Northwest Georgia. Pioneer Bank not only competes in its market with other banks that perform a very wide spectrum of banking activities, but it also contends with various other types of financial institutions for deposits, commercial, fiduciary and investment services and various types of loans and certain other financial services. Pioneer Bank further vies for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage firms, governmental and corporate bonds, and other securities. Competitors include not only financial institutions headquartered in the State of Tennessee, but also a number of large out-of-state bank holding companies and other financial institutions which have an established market presence in the State of Tennessee and the Chattanooga MSA.

     Valley Bank conducts business in a rural market area, Monroe and McMinn Counties. Competition for traditional banking services, such as loans and deposits, is less intense than in the Chattanooga MSA. In Valley Bank's market, the principal financial institutions competing for loan products include other community banks and credit unions. Competition for deposits comes from these financial intermediaries, as well as brokerage firms in the form of non-insured investment securities, such as mutual funds, stocks or bonds. Management believes that competition in this market will intensify.

     The Company believes that intense competition for banking business among bank holding companies and other providers of financial services will continue and that competition may further intensify as interstate bank branching becomes permissible on June 1, 1997. It is anticipated that additional consolidation of smaller banks into larger institutions will continue in the State of Tennessee for the foreseeable future. See "Supervision and Regulation."

EMPLOYEES

     As of December 31, 1996, the Company and its subsidiaries had approximately 440 employees. The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs including group life, health, accident and other insurance and retirement plans. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its employees relations are generally good.

FISCAL AND MONETARY POLICY

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and its subsidiaries will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market operations in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.

     The monetary policies of the Federal Reserve historically have had a significant effect on the operating results of commercial banks and will continue to do so in the future. In view of changing conditions in the national and international economies and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to the future effect that changes in interest rates, deposit levels or loan demand may have on the business and income of the Company and the Banks.

     During January 1996, the Federal Reserve took measures to stimulate the general economy by marginally lowering interest rates. As a result, Pioneer Bank's prime rate of interest decreased by 75 basis points to 8.25% from 9.00% prevailing in 1995, and this prime rate remained unchanged during the rest of 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation and Changing Prices" and "- Interest Rate Sensitivity Management."

STATISTICAL INFORMATION

     Certain statistical information (as required by Guide 3) is included in response to Item 7 of this Annual Report on Form 10-K. Certain statistical information is included in response to Item 6 and Item 8 of this Annual Report on Form 10-K.

                                                                         Page(s)
                                                                         -------
Loan Portfolio.........................................................  22
Selected Loan Maturity and Interest Rate Sensitivity...................  23
Investment Portfolio...................................................  24
Investment Portfolio Maturity Schedule.................................  25
Maturities of Time Deposits............................................  27
Short Term Borrowings..................................................  27
Returns on Equity and Assets...........................................  28
Risk-Based Capital Calculation.........................................  30
Interest Rate Sensitivity..............................................  32
Consolidated Average Balances
Interest Income/ Expense and Yield/ Rates..............................  36-37
Rate/ Volume Variance Analysis.........................................  38-39
Summary of Loan Loss Experience........................................  41
Allocation of Loan Loss Reserve........................................  42
Impaired Loans.........................................................  44
Nonperforming Assets...................................................  45
Noninterest Income.....................................................  46
Noninterest Expense....................................................  47

                          SUPERVISION AND REGULATION

     Bank holding companies and banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting the Company and its subsidiaries. This is a summary of certain statutory and regulatory provisions referred to below and is not intended to be and should not be viewed as complete description of the statutes and regulations applicable to the Company's and its subsidiaries' businesses. Supervision, regulation and examination of Company and its subsidiary banks by the bank regulatory agencies are intended primarily for the protection of bank depositors rather than shareholders of the Company.

BANK HOLDING COMPANY REGULATION

     The Company is a "bank holding company" under the BHC Act, and is registered with, and subject to supervision by, the Federal Reserve. As a bank holding company, the Company is required to file periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and may examine each of its subsidiaries. The State of Tennessee does not generally regulate bank holding companies. Under the Tennessee Bank Structure Act of 1974, however, a bank that has not been in operation for at least five years may not be acquired by a bank holding company. Although a bank holding company may make acquisitions of such banks anywhere in the state, no bank holding company may retain 30% or more of the total deposits in all insured financial institutions in Tennessee.

     The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or all or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by order or regulation to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies.

     The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in Tennessee may now acquire a bank located in any other state, and any bank holding company located outside Tennessee may lawfully acquire any bank based in another state including Tennessee, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may consolidate existing bank subsidiaries in different states and branch on an interstate basis. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching. In the event that a state adopts "opt-out" legislation, banks domiciled in such states will be ineligible to branch into, or consolidate their operations in other states.

     Tennessee has adopted legislation providing that, effective September 29, 1995, the Tennessee Reciprocal Banking Act was repealed, and the Tennessee Bank Structure Act was amended, to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a "Tennessee Bank") if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. The new Act permits Tennessee banks and bank holding companies to be acquired by bank holding companies or merge or consolidate with banks located anywhere in the United States, provided the Tennessee bank must have been in operation for at least five years. Interstate branching by merger or consolidation is permitted on and after June 1, 1997, but even then, de novo branching into Tennessee is prohibited. Tennessee law permits a Tennessee bank to establish branches in any county in Tennessee. The effects of the Riegle-Neal Act and the new Tennessee legislation relating to interstate and intrastate acquisitions and branching activities cannot be predicted, but may result in increased competition for the Company.

     Various legal limitations restrict Pioneer Bank and Valley Bank (collectively, the "Banks") from lending or otherwise supplying funds to the Company and their other affiliates. The Company and its subsidiaries are subject to Section 23A of the Federal Reserve Act, as amended by the Banking Affiliates Act of 1982. Section 23A defines "covered transactions," which include extensions of credit, and limits a bank's covered transactions with any single affiliate to no more than 10% of a bank's capital and surplus. Covered transactions with all affiliates combined are limited to no more than 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices. Further, banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally,
Section 23A states that all extensions of credit by a bank to an affiliate must be appropriately secured by acceptable collateral. The Company and its subsidiaries are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Banks or their subsidiaries as are prevailing at that time for transactions with unaffiliated companies.

     Federal Reserve policy requires a bank holding company to act as a source of financial strength to each of its bank subsidiaries and to commit resources to support each of its subsidiaries. Such policy also requires a bank holding company to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), where a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's other subsidiary depository institutions may be responsible for any losses to the Federal Deposit Insurance Corporation (the "FDIC") as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify for capital under regulatory purposes and under circumstances where such loans may not be otherwise prudent. However, any loans from the holding company to such subsidiary banks will likely be unsecured and subordinated to such bank's depositors and perhaps to other creditors of the bank.

BANK REGULATION

     The Banks are each state banks organized under the Tennessee Banking Act, and their deposits are insured by the Bank Insurance Fund ("BIF") of the FDIC up to the maximum amount permitted by law. The Banks are subject to regulation, supervision and regular examination by the FDIC and the

Commissioner of the Tennessee Banking Department (the "Commissioner"). Tennessee and Federal banking laws and regulations control, among other things, the scope of the Banks' businesses, their loans and investments, reserves against deposits, mergers and acquisitions, borrowings, dividends, minimum capital requirements, and the location of branch offices and certain facilities. The FDIC and the Commissioner each have authority to approve or disapprove the establishment of branches, mergers, consolidations and other similar corporate actions, and are authorized to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from its banking and other subsidiaries. The Company is substantially dependent upon dividends and services fees from the Banks and its other affiliates to pay its indebtedness and to meet its operating costs, since the Company currently has no independent sources of revenue.

     The Banks' ability to pay dividends, or otherwise supply funds to the Company is limited by various laws and regulations. Dividends from the Banks constitute the major sources of income for the Company. The payment of dividends by the Banks are subject to the applicable restrictions contained in the Tennessee Banking Act and the FDIC's regulations and interpretive rulings. The Commissioner, the FDIC and Federal Reserve have the general authority to limit the dividends paid by insured banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, the Commissioner or the FDIC determines that the payment of dividends would constitute an unsafe or unsound banking practice, the Commissioner or the FDIC could, among other things, prohibit or limit the payment of dividends by either or both Banks.

     The FDIC has the general authority to limit the dividends paid by insured banks if such payment may be deemed to constitute an unsafe and unsound practice. The FDIC has indicated that paying dividends that deplete a state non-member bank's capital base to an inadequate level would be an unsound and unsafe banking practice, and that banks should only pay dividends out of current earnings.

BRANCHING LIMITATIONS

     Since 1990, the Tennessee Banking Act has generally allowed, subject to regulatory approval, branching without restriction throughout the State of Tennessee. Tennessee-chartered banks and their holding companies may also generally merge with or acquire banks in counties where they do not have operations in order to enter a county. Inter-county branching may have increased the competition experienced by the Banks by permitting banks to open branches in the counties where they operate without requiring the acquisition of a bank that already operates there. However, if the Banks desire, they may also expand by branching elsewhere in the State of Tennessee. See "Bank Holding Company Regulation."

CAPITAL

     The Federal Reserve has adopted risk-based capital guidelines for bank holding companies and the FDIC has adopted final risk-based capital guidelines for state non-member banks. Common equity, retained earnings, a limited amount of qualifying noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries less goodwill, other intangible assets and certain investments in other corporations qualifies as "Tier 1 capital." Tier 1 capital plus subordinated debt, non qualifying preferred stock, certain hybrid capital instruments (such as mandatory convertible debt) and a limited amount of any loan loss allowance qualifies as "Total Capital." As fully phased-in at the end of 1992, the guideline for a minimum ratio of Total Capital to risk weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%.

     In addition, the federal agencies have established minimum leverage ratio guidelines for bank holding companies and state non-member banks, which provide a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 100 to 200 basis points (i.e., 1%-2%) if the institution fails to meet certain assets, liquidity and interest rate risk criteria or has less than the highest regulatory rating. The guidelines also provide that institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve's guidelines indicate that the Federal Reserve will continue to consider a "Tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity.

     The Federal Deposit Insurance Corporation Improvement Act of 1992 ("FDICIA"), among other things, requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

     All of the federal banking agencies have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the total capital ratio, Tier 1 capital ratio, and the leverage ratio. Under the regulations, a state non-member bank will be (i) "well capitalized" if it has a Total Capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any order or written directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure,
(ii) "adequately capitalized" if it has a Total Capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% in certain circumstances) and is not well capitalized, (iii) "undercapitalized" if it has a Total Capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% (3% in certain circumstances), or (iv) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

     As of December 31, 1996, the consolidated capital ratios of the Company were as follows:


                          Regulatory                      Pioneer
                           Minimums                   Bancshares, Inc.
                           --------                   ----------------
Tier 1 capital ratio         4.0%                          13.9%
Total capital ratio          8.0%                          14.8%
Leverage ratio            3.0 - 5.0%                       10.1%

     The Federal Reserve imposes its capital adequacy requirements upon the Company and its subsidiaries on a consolidated basis. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval. For a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee the institution's compliance with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution's total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. Because the Company and the Banks exceed applicable minimum capital requirements, the respective managements of the Company and the Banks do not believe that these capital adequacy provisions of FDICIA have had any material effect on the Company, the Banks or their respective operations.

     Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, and have proposed an interest rate-risk component to risk-based capital requirements.

FDICIA

     In addition to the prompt corrective action requirements and capital distribution limitations noted above; FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate.

     FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Banks, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC.

FDIC INSURANCE ASSESSMENTS

     Each of the Banks is a BIF member subject to FDIC deposit insurance assessments. In 1995, the FDIC adopted a new risk-based premium schedule which decreased the assessment rates for BIF depository institutions. Under this schedule, which took effect for assessment periods after June 1, 1995, the premiums ranged from $.04 to $.12 for every $100 of deposits. Prior to June 1, 1995, the premiums ranged from $.23 to $.31 for every $100 of deposit. Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. Savings Association Insurance Fund ("SAIF") insured deposits are assessed premiums for the SAIF which remained unchanged at $.23 to $.31 per $100 of deposits, based upon the institution's assigned risk category and supervisory evaluation. During the years ended December 31, 1994, 1995 and 1996 Pioneer Bank paid $916,000, $514,000 and $1,500, respectively, in BIF deposit insurance premiums, and Valley Bank paid BIF deposit insurance premiums of $305,000, $165,000 and $1,680 respectively. None of the Banks' current deposits are SAIF-insured.

     BIF and SAIF assessment rates are designed to increase the reserve ratios (i.e., the ratios of reserves to insured deposits) of these funds to 1.25%.
The BIF reached the 1.25% level in mid-1995. The SAIF reached the 1.25% level in late 1996 by means of a special assessment on savings associations and banks that acquired SAIF insured deposits on or prior to March, 31, 1995. As a result, the FDIC refunded BIF premiums to its members in September 1995. BIF premium rates were reduced to between 0% and .27% of insured deposits, depending on the assessment risk classification of the assessed institution. The 0% rate is available to well capitalized institutions having one of the two best supervisory ratings. A nominal payment of $2,000 per year was required for the 0% rate classification. During 1996, the FDIC voted to retain the existing BIF assessment schedule for the first semiannual period of 1997, and to collect an assessment against BIF assessable deposits to be paid to the Financing Corporation ("FICO"). In addition, the FDIC eliminated the $2,000 minimum annual assessment and authorized the refund of the fourth quarter minimum assessment of $500 paid by certain BIF-insured institutions on September 30, 1996. The overall effect of the actions will increase the Company's total premiums during 1997, because of the 0.0129% the FICO assessment included in the BIF assessment for 1997. See "Legislative and Regulatory Changes."

COMMUNITY REINVESTMENT ACT AND CERTAIN CONSUMER LENDING REGULATIONS

     The Company and the Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to: (i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office that accepts deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

     Under new CRA regulations, effective January 1, 1996, the process-based CRA assessment factors have been replaced with a new evaluation system that rates institutions based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests will be applied by the institution's primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. The new lending test -- the most important of the three tests for all institutions other than wholesale and limited purpose (e.g., credit card) banks -- will evaluate an institution's lending activities as measured by its home mortgage loans, small business and farm loans, community development loans, and, at the option of the institution, its consumer loans.

     Each of these lending categories will be weighed to reflect its relative importance to the institution's overall business and, in the case of community development loans, the characteristics and needs of the institution's service area and the opportunities available for this type of lending. Assessment criteria for the lending test will include: (i) geographic distribution of the institution's lending; (ii) distribution of the institution's home mortgage and consumer loans among different economic segments of the community; (iii) the number and amount of small business and small farm loans made by the institution; (iv) the number and amount of community development loans outstanding; and (v) the institution's use of innovative or flexible lending practices to meet the needs of low-to-moderate income individuals and neighborhoods. At the election of an institution, or if particular circumstances so warrant, the banking agencies will take into account in making their assessments lending by the institution's affiliates as well as community development loans made by the lending consortia and other lenders in which the institution has invested. As part of the new regulation, all financial institutions will be required to report data on their small business and small farm loans as well as their home mortgage loans, which are currently required to be reported under the Home Mortgage Disclosure Act.

     The investment test focuses on the institution's qualified investments within its service area that (i) benefit low-to-moderate income individuals and small businesses or farms, (ii) address affordable housing needs, or (iii) involve donations of branch offices to minority or women's depository institutions. Assessment of an institution's performance under the investment test is based upon the dollar amount of the institution's qualified investments, its use of innovative or complex techniques to support community development initiatives, and its responsiveness to credit and community development needs.

     The service test evaluates an institution's systems for delivering retail banking services, taking into account such factors as (i) the geographic distribution of the institution's branch offices and ATMs, (ii) the institution's record of opening and closing branch offices and ATMs, and (iii) the availability of alternative product delivery systems such as home banking and loan production offices in low-to-moderate income areas. The federal regulators also will consider an institution's community development service as part of the service test. A separate community development test will be applied to wholesale or limited purpose financial institutions.

     Institutions having total assets of less than $250 million will be evaluated under more streamlined criteria. The Company and Pioneer Bank are ineligible for these streamlined criteria, but Valley Bank currently is eligible. In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

     The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for that test:
outstanding, high satisfactory, low satisfactory, needs to improve, or substantial non-compliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance. Under the agencies' rating guidelines, an institution that receives an "outstanding" rating on the lending test will receive an overall rating of at least "satisfactory", and no institution can receive an overall rating of "satisfactory" unless it receives a rating of at least "low satisfactory" on its lending test. In addition, evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Under the new regulations, an institution's CRA rating would continue to be taken into account by its primary federal regulator in considering various types of applications. As a result of the Banks' most recent CRA examinations, Pioneer Bank and Valley Bank each have CRA ratings of "satisfactory".

     The Banks are also subject, among other things, to the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. Based on recently heightened concerns that some prospective home buyers and other borrowers may be experiencing discriminatory treatment in their efforts to obtain loans, the Department of Housing and Urban Development, the Department of Justice (the "DOJ"), and all of the federal banking agencies in April 1994 issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions as to what the agencies consider in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has also recently increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

COMMUNITY DEVELOPMENT ACT

     The Community Development Act of 1994 has several titles. Title I provides for the establishment of community development financial institutions to provide equity investments, loans and development services to financially under-served communities. A portion of this Title also contains various provisions regarding reverse mortgages, consumer protections for qualifying mortgages and hearings for home equity lending, among other things. Title II provides for small business loan securitization and securitizations of other loans, including authorizing a study on the impact of additional securities based on pooled obligations. Small business capital enhancement is also provided. Title III provides for paperwork reduction and regulatory improvement, including certain examination and call report issues, as well as changes in certain consumer compliance requirements, certain audit requirements and real estate appraisals, and simplification and expediting processing of bank holding company applications, merger applications and securities filings, among other things. It also provides for commercial mortgage-related securities to be added to the definition of a "mortgage-related security" in the Securities Exchange Act of 1934, as amended. This permits commercial mortgages to be pooled and securitized, and permits investment in such instruments without limitation by insured depository institutions. It also preempts state legal investment and blue sky laws related to qualifying commercial mortgage securities. Title IV deals with money laundering and currency transaction reports, and Title V reforms the national flood insurance laws and requirements.

ENFORCEMENT POLICIES AND ACTIONS

     FIRREA and subsequent federal legislation significantly increased the enforcement authorities of the FDIC and other federal depository institution regulators, and authorizes the imposition of civil money penalties of up to $1 million per day. Persons who are affiliated with depository institutions can be removed from any office held in such institution and banned for life from participating in the affairs of any such institution. The banking regulators have not hesitated to use the new enforcement authorities provided under FIRREA. The Federal Reserve and the FDIC have taken no formal enforcement action against the Company or the Banks.

RECENT LEGISLATIVE AND REGULATORY CHANGES

Revisions to the Bank Secrecy Act ("BSA") in 1996 affected numerous issues including suspicious activity reporting, funds transfer record keeping, interim exemption rules, the definition of "exempt persons," and the way in which banks designate exempt customers.

     The Economic Growth and Regulatory Paperwork Reduction Act of 1996, was
enacted in September, 1996.   This Act provided arrangements for the
recapitalization of the SAIF and regulatory relief for bank holding companies in several significant areas. Bank holding companies that also owned savings associations and were therefore subject to regulation by the Office of Thrift Supervision ("OTS") as savings and loan holding companies were relieved of such duplicative regulation, and neither future acquisitions of savings associations by bank holding companies nor mergers of savings associations into banks will any longer require application to and approval by the OTS. Acquisitions by well capitalized and well managed bank holding companies of companies engaging in permissible nonbanking activities (other than savings associations) may now be made with only 12 days prior notice to the Federal Reserve (assuming the acquisition does not exceed 10% of the acquiror's risk-weighted assets and the consideration paid does not exceed 15% of Tier I capital), and de novo engagement in such activities by such bank holding companies may be commenced without prior notice and with only subsequent notice to the Federal Reserve. The same legislation also gave regulatory relief to banks in regard to corporate governance, branching, disclosure (under the Real Estate Settlement Procedures Act and the Truth in Lending Act) and other operational areas. Recently, the Federal Reserve approved substantial revisions to its Regulation Y simplifying and shortening the acquisition process for bank holding companies. See - "FDIC Insurance Assessments."

     During 1996, changes were also made to the current system to rate banks. On December 19, 1996, the FFIEC revised the Uniform Financial Institutions
Rating System, commonly known as the CAMEL rating system.   The new system will
be used by all agencies beginning in January, 1997 for all insured depository financial institutions whose primary federal supervisory agency is represented on the FFIEC (i.e. the Federal Reserve Bank, the Federal Deposit Insurance Corporation, the Office of Comptroller of the Currency, the National Credit Union Administration and the Office of Thrift Supervision). The changes to the rating system include adding a sixth component specifically addressing sensitivity to market risk, increasing the emphasis on the quality of risk management practices of each of the six components, particularly the management component, revising the composite rating definitions and explicitly identifying the risks considered in assigning component ratings.

     Other legislative and regulatory proposals regarding changes in the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including

Tennessee. Among other items, new fair lending procedures are expected to be introduced during early 1997 that will be risk-based and will emphasize where examiners should look for fair lending issues. The procedures will likely focus on underwriting, loan pricing and marketing and will be more analytical in nature. The new guidelines are being created in response to the General Accounting Office report issued in October, 1996 that urged banking agencies to develop a uniform fair lending examination process. Other issues that regulatory action may be taken in 1997 include risk management in all areas of banking, effective know-your-customer and Office of Foreign Asset Control policies and procedures, privacy issues in electronic banking and retail non deposit investment products. Furthermore, legislation passed in the fall of 1996 will affect banks in 1997 relating to the issues of S corporation status, changes to employee benefit plans and financial issues related to medical savings accounts.

ITEM 2 - PROPERTIES

     The Company, through its subsidiaries, owns or leases buildings that are used in the normal course of business. The main offices of the Company at 801 Broad Street, Chattanooga, Tennessee, are located in a 125,000 square-foot office building, owned by the Company. The Company also owns a newly constructed 54,000 square foot, six story office building adjacent to the main offices, as well as a five story parking facility with approximately 22,500 square-feet of rental space located across the street. The book value of these three facilities was $4.9 million as of December 31, 1996. No property owned by the Company is subject to a mortgage.

     As of December 31, 1996, the net book value of the Pioneer Bank's branch facilities was $805,000. Pioneer Bank's 20 branches are mostly stand-alone commercial buildings, that are all located within Hamilton County and Marion Counties, Tennessee. The average size of each branch is approximately 3,000 square feet. Pioneer Bank leases two facilities located in two area shopping malls and leases two facilities located in strip shopping centers. All leases have remaining terms of less than five years and certain of these leases may have renewal options. As of December 31, 1996, Valley Bank's nine branch facilities had a book value of $2.4 million whereas Valley's 18,000 square foot main office located at 401 North Main Street, Sweetwater, Tennessee had a book value of $2.1 million. Currently, Valley Bank has one new branch under construction in Athens, Tennessee and plans to begin construction of a new branch in Tellico Plains, Tennessee in 1997. Valley Bank branches are approximately 3,000 square feet in size. The facilities of the Company are believed to be adequate for present operations. See Notes to Consolidated Financial Statements for further information with respect to the amounts at which bank premises, equipment and other real estate are carried.

ITEM 3 - LEGAL PROCEEDINGS

     Various other claims and lawsuits are pending against the Company and the Bank in the normal course of their business. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, after consultation with legal counsel, those claims and lawsuits, when resolved, should not have a material adverse effect on the consolidated results of operation or financial condition of the Company and its subsidiaries.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                   PART II


ITEM 5 -  MARKET FOR REGISTRANT'S COMMON STOCK AND
          RELATED SHAREHOLDER MATTERS


     On May 21, 1996 the Company's Board approved a 2 for 1 stock split effective June, 1996. All stock prices, dividends, shares outstanding and earnings per share have been restated to reflect the stock split. There is no established or active trading market for the Company's $.005 par value Common Stock, and it is not listed or traded on any securities exchange, Nasdaq or other over-the-counter market. The following table sets forth, based primarily upon the limited trading information available from a southeast regional brokerage company which trades the Company's Common Stock, the high and low stock prices of shares of Common Stock during each quarter of the last two years. This information may not reflect all trades or the actual or market value of shares of the Company's Common Stock.

     The table also sets forth the dividends paid per share of Common Stock for each quarter of the last two years.


1996:                      High            Low          Dividend
                          -------        -------        --------
     First Quarter         $35.00         $33.50          $.2175
     Second Quarter         35.00          35.00           .2175
     Third Quarter          36.00          35.00           .2175
     Fourth Quarter         37.00          36.00           .2175

1995:

     First Quarter         $24.00         $23.50          $  .20
     Second Quarter         24.50          24.00             .21
     Third Quarter          27.50          24.50             .21
     Fourth Quarter         33.50          27.50             .21

     As of February 18, 1997, there were approximately 784 holders of record of the Company's Common Stock.

ITEM 6 -  SELECTED FINANCIAL DATA

     The following table presents selected historical financial information for the Company. The financial data in the table reflects the financial position of the Company for the five years ended December 31, 1996. The financial data in the following table is derived from the historical financial statements of
the Company and is adjusted to reflect the 2 for 1 stock split in 1996.   All
prior period financial statement data for the fiscal years ended December 31, 1992 to December 31, 1995 has been restated to reflect the pooling of interests method of accounting used for the Sweetwater Valley Corporation merger that occurred in 1995. This information should be read in conjunction with the historical financial statements and the notes thereto of the Company set forth in Item 8 of this Report.

                                                     1996              1995              1994              1993              1992
                                                   ---------------------------------------------------------------------------------
    (in thousands, except per share data)
Gross interest income                              $ 56,372          $ 48,852          $ 40,164          $ 37,631          $ 40,372
Gross interest expense                               26,254            22,983            14,869            13,307            16,890
                                                   ---------------------------------------------------------------------------------
Net interest income                                  30,118            25,869            25,295            24,324            23,482
Provision for loan losses                             1,097               618             1,457               941             2,371
                                                   ---------------------------------------------------------------------------------
Net interest income after provision                  29,021            25,251            23,838            23,383            21,111
Noninterest income                                    8,770             7,103             6,772             6,301             6,223
Noninterest expense                                  25,740            22,848            19,472            18,825            17,104
                                                   ---------------------------------------------------------------------------------
Pretax income                                        12,051             9,506            11,138            10,859            10,230
Income tax provision                                  3,054             2,424             3,079             3,062             2,638
Cumulative effect of change
 in accounting principle                                ---               ---               ---             1,297               ---
                                                   ---------------------------------------------------------------------------------
Net income                                         $  8,997          $  7,082          $  8,059          $  9,094          $  7,592
                                                   =================================================================================
PER COMMON SHARE DATA:
 Income before cumulative effect of
  change in accounting principle                   $   2.39          $   1.89          $   2.15          $   2.08          $   2.02
 Cumulative effect of change
  in accounting principle                               ---               ---               ---               ---              0.35
                                                   ---------------------------------------------------------------------------------
Net income                                             2.39              1.89              2.15              2.43              2.02
Cash dividends declared                                 .87               .83               .80               .76               .70
Adjustment for FASB 115                                0.21              0.09             (1.49)             0.16
Stockholders' Equity (book value),
  end of period                                       24.98             23.31             20.72             21.06             19.17


BALANCE SHEET DATA:
 Loans, net of unearned income                     $523,253          $421,503          $335,910          $287,034          $241,951
 Earning assets                                     776,166           714,646           610,746           582,982           549,016
 Assets                                             867,240           799,268           695,543           632,554           605,004
 Deposits                                           692,567           662,095           575,249           535,620           520,418
 Stockholders' equity                                93,923            87,625            77,905            79,193            72,085
 Common shares outstanding                            3,760             3,760             3,760             3,760             3,760


AVERAGE BALANCE SHEET DATA:
 Loans, net of unearned income                     $468,686          $367,943          $316,904          $263,650          $245,791
 Earning assets                                     748,077           671,429           600,831           567,826           536,384
 Assets                                             828,615           739,679           666,866           625,902           593,004
 Deposits                                           675,305           613,591           558,235           533,639           505,013
 Stockholders' equity                                88,719            83,810            78,317            76,543            68,805
 Common shares outstanding                            3,760             3,760             3,760             3,760             3,760

PERFORMANCE RATIOS:
 Return on average assets                              1.09%             0.96%             1.21%             1.45%             1.28%
 Return on average equity                             10.14%             8.45%            10.29%            11.88%            11.03%
 Net interest margin, taxable equivalent               4.30%             4.18%             4.55%             4.48%             4.62%
 Equity to total assets at year end                   10.83%            10.96%            11.20%            12.52%            11.91%
 Dividend payout                                      36.40%            44.03%            37.32%            31.42%            34.67%

CAPITAL RATIOS:
 Average equity to average assets                     10.71%            11.33%            11.74%            12.23%            11.60%

ITEM 7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS OF
          PIONEER BANCSHARES, INC.


     The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and related notes to the consolidated financial statements and the selected financial data presented elsewhere in this Report. The financial data discussed herein reflects the merger of Sweetwater Valley Corp. ("SVC") with and into the Company (the "Merger") in December, 1995, that was accounted for as a pooling of interests. All per share data have been adjusted from 1992 to 1995 for the 2 for 1 stock split that occurred in 1996.

SUMMARY

     Net income for 1996 was $8.9 million, a 27% increase from the Company's net income of $7.1 million in 1995. Net income for 1995 was $1.0 million or 12% below the 1994 net income of $8.1 million. Net income per common share for 1996 was 27% higher than in 1995 and in 1995 was 12% lower compared to 1994. Pretax income for 1996 increased $2.5 million or 27% from 1995.

     The increase in net income from 1995 to 1996 occurred for the following two principal reasons: increased interest rate margins and the effect of the Merger and the acquisition of three branches in Marion County, Tennessee (the "Marion Purchase") on earnings in 1995. First, from 1995 to 1996, the yield on average earning assets rose 21 basis points (7.60% to 7.81%), whereas the rate paid on average interest bearing liabilities increased by only 2 basis points (4.28% to 4.30%). Net interest rate margins increased to 4.30% for the twelve months ending December 31, 1996, compared to 4.18% for the same period in 1995. Second, noninterest expense increased in 1995 mostly due to the Marion
Purchase that occurred in June, 1995. On December 1, 1995, the Company issued 479,956 shares of its Common Stock in connection with the consummation of the Merger. The Company's total assets increased by approximately $170 million via the Merger due to the pooling of interests method of accounting. The pooling of interests method of accounting requires that all costs associated with the Merger be expensed as incurred, i.e. no capitalization. Accordingly, noninterest expense increased 17.3% in 1995 compared to 1994. The material noninterest expenses related to the Merger included legal, accounting and consulting fees. Other factors causing noninterest expense to increase included the following: ( i ) intangible asset amortization increased $400,000 from 1994 to 1995, due primarily to the core deposit intangible asset created with the Marion Purchase; ( ii ) $176,000 of post retirement benefit liabilities were expensed to as a result of SFAS 106, and: ( iii ) advertising expense increased $125,000 to accompany the Marion Purchase, to capitalize on a Chattanooga bank competitor's name change and to generally enhance our presence in our communities.

FINANCIAL CONDITION

Earning Assets

     Average earning assets in 1996 increased $76.6 million or 11.4% over 1995 primarily due to an increase in average loans outstanding. The average earning asset mix continued to change during 1996 with loans at 63%, investment securities at 36% and other earning asset categories at 1%. In 1995, loans were 55%, investment securities 42% and other earning assets 3%. The mix of earning assets during 1996 contributed to the higher yield on earning assets due to the fact that the loan portfolio earned approximately

227 basis points more during 1996 than the investment security portfolio. The mix of earning assets is monitored to anticipate and respond to favorable interest rate movements in an effort to increase the return on earning assets.

Loan Portfolio

     The Company's average loans, net of unearned income, for 1996 were $468.7 million, an increase of 27.4% over $367.9 in average loans for 1995. Average loans in 1995 were 16.1% or $51.0 million higher than the average loans were in 1994. From year end 1995 to year end 1996, loans outstanding increased 24.1% or $101.7 million from $421.6 million to $523.3 million, respectively. From year end 1994 to year end 1995, actual loans outstanding increased 25.5% or $86.6 million. Loan growth for 1996 was primarily funded through increased deposit growth, prepayments and maturities from the investment portfolio, increases in the repurchase agreements and an increase in FHLB borrowings. The consumer installment loans had the best dollar volume increase in 1996 from 1995, with a $30.2 million or 59.1% increase. The consumer installment loan group as a percentage of the loan portfolio also had the largest change from 12.1% to 15.6%. Commercial, financial and agricultural loans increased $25.9 million or 32.5%, real estate construction loans increased $18.7 million or 100%, residential mortgage loans increased $ 21.0 million or 17.9% and commercial real estate mortgage loans increased $4.9 million or 3.2%. Consumer credit cards increased $908,000 or 27.9% over the same period. Over the past three years the loan portfolio has been shifting away from commercial real estate lending toward more consumer lending.

     The majority of the Company's loan growth from 1994 to 1996 occurred at Pioneer Bank. Outstanding loans, net of unearned income, at Pioneer Bank increased 24.4% or $81.5 million from 1995 to 1996 and increased $80.7 million or 31.8% from 1994 to 1995. In 1996, commercial, financial and agricultural loans increased 58%, real estate construction loans increased 59%, residential real estate mortgages increased 1%, commercial real estate mortgages increased 16%, consumer installment loans increased 43% and consumer credit card loans increased 23%. Valley Bank's loan portfolio, net of unearned income, increased $20.0 million or 22.7% from 1995 to 1996 and increased $6.8 million or 8.3% from 1994 to 1995. From year end 1995 to year end 1996, the majority of the increase in Valley Bank's loans occurred in real estate construction, commercial real estate mortgages and consumer installment loans, resulting in increases of 457%, 45% and 35%, respectively. Commercial, financial and agricultural loans decreased less than 1%, consumer credit card loans increased 201% and residential real estate mortgages loans decreased 8%, from year end 1995 to year end 1996.

     Management of the Company sought higher loan growth in 1996 over previous years, while at the same time maintaining high credit quality. The favorable economy of the State of Tennessee and especially the Chattanooga MSA is reflected in the shift in loan mix, as well as in the growth of the overall portfolio. During 1996, interest rates remained relatively stable and the national economy continued to generate moderate growth with low inflation.
Loan demand increased reflecting economic growth within Pioneer Bank's market. The State of Tennessee experienced economic growth greater than the national average, and the Chattanooga MSA experienced growth levels above the State of Tennessee average. In 1992 construction decreased significantly in line with the slowing of the economy. The year 1993 showed strong signs of recovery, but leveled off in 1994 as interest rates increased. In 1995, the economy began to slow and the Federal Reserve decreased interest rates, thus spurring construction and, therefore, real estate construction loans. In 1996, the Federal Reserve generally maintained interest rates at the same levels as in late 1995 which encouraged further growth. A large factor that will affect interest rates and our growth during 1997 will be whether inflationary pressures will cause the Federal Reserve to increase interest rates. Company management seeks additional loan and deposit growth in 1997, but the amount of such growth, if any, will depend upon general economic conditions, including whether or not the Federal Reserve decreases or maintains current interest rate levels. Management anticipates economic conditions to be favorable for continued growth in the loan portfolio through 1997. In addition to overall growth, an emphasis will be placed on the loan portfolio mix among commercial, real estate and consumer loans to enhance the yield of the loan portfolio. For example, the Company has put increased emphasis on increasing consumer loans via consumer credit cards, indirect automobile loans and, through Center Finance Company, small consumer loans. As the Company strives to increase consumer loans, the threat of increased personal bankruptcies must be considered. Through its credit policies and procedures, Company management believes that an increased dollar volume in consumer loans can be achieved without materially increasing the risk of incurring additional loan losses due to personal bankruptcies. In addition, management is committed to provide new products for not only consumer loans, but also real estate and commercial loans. There has not, however, been a concentration in lending to any one industry or segment.

     The Company has not invested in loans to finance highly leveraged transactions ("HLT"), such as leveraged buy-out transactions, as defined by the Federal Reserve and other regulatory agencies. Loans made by a bank for recapitalization or acquisitions (including acquisitions by management or employees) which result in a material change in the borrower's financial structure to a highly leveraged condition are considered HLT loans. The Company had no foreign loans or loans to lesser developed countries as of December 31, 1996.

     The Loan Portfolio table shows the classifications of loans by major category at December 31, 1996, and for each of the preceding four years. The second table shows maturities of certain loan classifications and an analysis of the rate structure for such loans due in over one year.

                                LOAN PORTFOLIO
                                (in thousands)




                              ------------------------------------------------------------------------
Year Ending December 31,               1996                    1995                     1994
                              ------------------------------------------------------------------------
                                            Percent                  Percent                  Percent
                                 Amount     of Total     Amount      of Total     Amount      of Total
                              ------------------------------------------------------------------------
Commercial, financial and
agricultural                      $105,641    20.03%       $ 79,691    18.83%       $ 57,358    17.00%
Real estate construction            37,324     7.11%         18,671     4.41%         14,843     4.40%
Real estate mortgage
Residential                        138,194    26.33%        117,182    27.69%         97,274    28.83%
Commercial                         158,333    30.17%        153,354    36.24%        120,893    35.84%
Consumer
Credit cards                         4,161     0.79%          3,253     0.77%          2,091     0.62%
Installment                         81,196    15.57%         51,040    12.06%         44,895    13.31%
                              ------------------------------------------------------------------------
                                  $524,849   100.00%       $423,191   100.00%       $337,354   100.00%
                                             ======                   ======                   ======
Less:
Unearned income                      1,596                    1,688                    1,443
Allowance for loan losses            5,758                    5,872                    5,355

Total loans                       $517,495                 $415,631                 $330,556
                                  ========                 ========                 ========

                                ------------------------------------------------
Year Ending December 31,                 1993                     1992
                                -----------------------  -----------------------
                                               Percent                  Percent
                                   Amount      of Total     Amount      of Total
                                ------------------------------------------------
Commercial, financial and
agricultural                        $ 58,303    20.22%       $ 67,561    27.76%
Real estate construction              13,669     4.74%          5,595     2.30%
Real estate mortgage
Residential                           82,811    28.73%         58,274    23.94%
Commercial                            89,876    31.18%         69,952    28.74%
Consumer
Credit cards                              99     0.03%            108     0.04%
Installment                           43,522    15.10%         41,902    17.22%
                                ------------------------------------------------
                                    $288,280   100.00%       $243,392   100.00%
                                               ======                   ======
Less:
Unearned income                        1,246                    1,411
Allowance for loan losses              5,371                    5,934
                                    --------                 --------
Total loans                         $281,663                 $236,047
                                    ========                 ========

             SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY
                           as of December 31, 1996
                                (in thousands)


                                                                                                      Rate Structure For Loans
                                                                                                       Maturing Over One Year
                                                                                          ------------------------------------------
                                                         One Year                                 Predetermined          Floating or
                                   One Year                 to                Over Five              Interest             Adjustable
                                   or Less              Five Years              Years                  Rate                  Rate
                       -------------------------------------------------------------------------------------------------------------
Commercial, financial
and agricultural                   $ 76,731              $ 27,849               $ 1,061              $ 26,266               $ 2,644
Real estate                          62,430               199,643                71,778               256,722                14,699
Consumer                             11,308                57,795                16,254                74,049
                       -------------------------------------------------------------------------------------------------------------
Total                              $150,469              $285,287               $89,093              $357,037               $17,343
                       =============================================================================================================

Investment Portfolio

     The Company's investment securities portfolio decreased 12.6% or $36.1 million from year end 1995 to year end 1996. With the exception of 1995, when there was an increase in funds available for investment resulting from the Marion Purchase, the average balance of the investment securities portfolio has decreased since 1995 in order to fund loan growth. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." Prior to December 1995, management placed only bank-qualified, municipal securities exempt from federal income taxation, as well as non-bank qualified taxable municipal securities in the "Held to Maturity" classification. In December, 1995, management reclassified the municipal securities to "Available for Sale" and various mortgage backed agency securities to "Held to Maturity." The Financial Accounting Standards Board ("FASB") provided all corporations a moratorium from November 15, 1995, to December 31, 1995, to reassess their securities classifications (FASB 115). This window of opportunity allowed the Company to reclassify securities as "Held to Maturity" or "Available for Sale" without "tainting" the investment portfolio. The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at book value (or at fair value, as of transfer date, if transferred from "Available for Sale" to "Held to Maturity" via the FASB moratorium). As a consequence, with a higher percentage of securities being placed in the "Available for Sale" category, the Company's accounting capital is more volatile than it would be should a larger percentage be placed in the "Held to Maturity" category. Due to the inverse relationship between bond prices and interest rates, as market rates increase, bond prices decrease as does accounting capital on an after tax basis. In a decreasing rate environment, bond prices increase as does capital. Although capital is more volatile, management has discretion, with respect to the "Available for Sale" securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities. The Company intends to categorize all future investment security purchases as "Available for Sale." The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements.

     During 1996, average investment securities decreased $9 million or 3.2%. Average investment securities during 1995 increased $11.4 million or 4.3% from 1994 average levels. The decrease in securities of $36.1 million as of year end 1995 to year end 1996, consisted primarily of decreasing U.S. agency obligations by $27 million or 21.7% from $124.1 million in 1995 to $97.1 million in 1996.

     During 1996, gross proceeds from investment securities sales were $52.3 million, representing 19.4% of the average portfolio for the year. Net gains associated with the sales were $297,003 which accounted for 3.4% of noninterest income. Gross proceeds from investment securities sold during 1995 totaled $35.6 million, resulting in a net realized gain of $211,000, representing less than 3% of noninterest income. Although the Company intends to actively administer the investment portfolio and take advantage of market rate fluctuations, management does not believe that a disproportionate share of noninterest income will be produced by securities gains. Over the course of 1996, market interest rates on bonds decreased, thus generally enhancing the market values of the investment securities. At year end 1996, gross unrealized gains in the "Available for Sale" portfolio amounted to $2.2 million and unrealized losses amounted to $567,000. Whereas at the same point in time in 1995, the gross unrealized gains in the "Held to Maturity" portfolio were $29,205 and the gross unrealized losses totaled $119,265. As of December 31, 1996, the net unrealized security gain, net of tax effect, contributes a $806,000 increase in accounting capital or 21.4 cents per share to the Company's stock book value.

     Prior to 1993, the Company invested in taxable securities due to the lack of preferential treatment afforded tax-exempt securities under the alternative minimum tax laws. In 1993, the Company moved from the "Alternative Minimum Tax" method to the "Regular Corporate Tax" method and municipal securities became more attractive on a tax equivalent basis, offering wider spreads than
U. S. Treasury securities and were purchased when available. Upon achieving a targeted volume of municipal securities in mid-1994, the strategy shifted to focus on improving the balance of the maturity distribution and enhancing total yield, as well as providing for liquidity. The following table sets forth the carrying amount of the investment securities portfolio at the end of each of the last three years.

                             INVESTMENT PORTFOLIO
                                (in thousands)



                                                               Years Ended December 31,
Securities Available for Sale:                    1996                 1995                  1994
                                                ---------------------------------------------------
U.S. Treasury securities                        $ 41,574             $ 52,082              $ 50,527
U.S. Agency obligations                           37,839               46,200               130,484
State and political subdivisions                  80,855               83,726                 1,607
Other securities                                  31,251               26,961                 1,194
                                                ---------------------------------------------------
    Total Available for Sale Securities         $191,519             $208,969              $183,812
                                                ---------------------------------------------------
Securities Held To Maturity:
U.S. Treasury securities                               0             $     99              $      0
U. S. Agency obligations                        $ 59,409               77,940                 2,189
State and political subdivisions                       0                    0                80,994
Other securities                                       0                    0                     0
                                                ---------------------------------------------------
Total Held to Maturity Securities               $ 59,409             $ 78,040              $ 83,183
                                                ---------------------------------------------------
Total Securities                                $250,928             $287,008              $266,995
                                                ========             ========              ========

     The maturities and weighted average yields of the investment securities portfolio at the end of 1996 are presented in the following table using primarily the stated maturities excluding the effects of prepayments. The total mortgage backed securities for 1996 and 1995 were $33.1 million and $44.0 million, respectively. As of December 31, 1996 the average expected life was
3.2 years. The average expected life of the total investment security portfolio at December 31, 1996 was 2.9 years with an average tax equivalent yield of 6.52%. Taxable equivalent adjustments, using a 34 percent tax rate, have been made in calculating yields on tax-exempt obligations.

     As of December 31, 1996, except for the U.S. Government and its agencies, there was not any issuer who represented 10% or more of shareholders' equity within the investment portfolio.

     During 1996, average federal funds sold decreased $15.2 million or 62.7% from 1995 levels. Whereas, from 1994 to 1995, average federal funds sold increased $8.0 million or 49.7%. These short-term investments constituted $9 million or 1.2% of average earning assets in 1996 and $24.4 million or 3.6% in 1995. The decrease in 1996 is due primarily to funds being used to fund loan growth rather than short-term investments. Management expects the average balance in federal funds sold to decrease in 1997 from the average in 1996 to fund further loan growth.

     The balance of interest earning deposits held with other banks increased to $350,000 at year-end 1996 from $200,000 at year end 1995. These assets account for less than 1% of total earning assets.


                    INVESTMENT PORTFOLIO MATURITY SCHEDULE
                             Securities Maturing
                           as of December 31, 1996
                               ( in thousands )




                                                          After One Year                 After Five Years
                                  Within One                But Within                     But Within             After Ten
                                     Year                   Five Years                      Ten Years               Years
                            ------------------------------------------------------------------------------------------------------
                                 Amount       Yield       Amount        Yield         Amount          Yield      Amount    Yield
                            ------------------------------------------------------------------------------------------------------
Securities Available for
  Sale:
 U.S. Treasury securities     $       17,186  5.93%       $    24,387    5.44%                 ----     ----       ----    ----
 U.S. Agency obligations               6,059  6.51%            17,237    6.97%        $       2,139     7.10%   $12,405    7.05%
 State and political
  subdivisions                         3,098  7.02%            43,329    7.15%               32,456     7.22%     1,971    7.25%
 Other                                 9,231  6.02%            20,404    6.43%                  169     6.71%     1,448    6.65%
                              --------------              -----------                 -------------             -------
  Total AFS Securities        $       35,574  6.14%       $   105,357    6.59%        $      34,764     7.21%   $15,824    7.04%
                              --------------              -----------                 -------------             -------
Securities Held To Maturity:
 U.S. Treasury securities               ----                     ----                                   ----        ---      ---
 U.S. Agency obligations      $        4,054  6.03%       $    38,242    6.01%        $      10,965     6.31%   $ 6,148    6.14%
 State and political
  subdivisions                          ----                     ----                          ----                ----
 Other                                  ----                     ----                          ----                ----
  Total HTM Securities        $        4,054  6.03%       $    38,242    6.01%        $      10,965     6.31%   $ 6,148    6.14%
                              --------------              -----------                 -------------             -------
 Total Securities             $       39,628  6.13%       $   143,599    6.44%        $      45,729     6.99%   $21,972    6.79%
                              ==============              ===========                 =============             =======

Deposits and Short-term Borrowings

     The Company's average deposits and short-term borrowings increased $82.1 million or 12.7% from 1995 to 1996. Within this growth, average interest bearing liabilities increased $73.9 million or 13.8%, while average noninterest bearing deposits increased $8.2 million or 7.3%. Average deposits and short-term borrowings increased $65.1 million or 11.1% from 1994 to 1995. Within this growth, average interest bearing liabilities increased $57.1 million or 11.9%, while average noninterest bearing deposits increased $7.9 million or 7.6%. The majority of the growth since 1994 reflects the Company's strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth. Through product enhancements, improved customer service, employee education regarding cross selling bank products and services, and deposit acquisitions such as the Marion Purchase, management remains dedicated to pursuing various avenues to develop its deposit base.

     For Pioneer Bank, average interest bearing transaction deposits and average savings deposits, increased 3.73% and 11.76%, respectively, from 1995 to 1996, and increased 2.2% and 5.6%, respectively from 1994 to 1995. The largest dollar growth in average deposits at Pioneer Bank during 1996 occurred in other savings deposits. For 1996 average other savings deposits increased $18.5 million or 28% and certificates of deposit over $100,000 increased $9.5 million or 23.5%. The growth during 1996 occurred due to special rates introduced for limited time periods.

     Valley Bank experienced slight increases in average interest bearing transaction deposits and average savings deposits of 2.5% and 2.7%, respectively, from 1995 to 1996, and had slight decreases of 3.3% and 1.9%, respectively from 1994 to 1995. The largest growth in average deposits at Valley Bank during 1996 occurred in other savings deposits. For 1996 average other savings deposits increased $2.5 million or 14% and money market deposit accounts (MMDAs) increased $1.5 million or 8.6%.

     From year end 1995 to year end 1996, total deposits and short term borrowings of the Company increased $61.7 million or 8.8%. The largest portion of the growth during 1996 was in savings deposits that increased $23.1 million or 26.2%. From year end 1995 to year end 1996, interest bearing transaction deposits increased $2.1 million or 1.8%, certificates of deposit over $100,000 increased $4.6 million or 9% and other time deposits of less than $100,000 increased $2.8 million or 1.0%. From year end 1995 to year end 1996, noninterest bearing transaction deposits decreased $2.2 million or 1.8%.

     From year end 1994 to year end 1995, total deposits and short term borrowings of the Company increased $90.3 million or 14.7%. The largest portion of the growth during 1994 was in certificates of deposit over $100,000 that increased $20.9 million or 68.7%. From year end 1995 to year end 1995, interest bearing transaction deposits increased $11.5 million or 10.8%, savings deposits decreased $800 thousand or 0.9% and other time deposits of less than $100,000 increased $53.2 million or 23.8%. From year end 1994 to year end 1995, noninterest bearing transaction deposits decreased $2.0 million or 1.6%.

     Regarding the Company's deposit mix, savings deposits and both interest bearing and noninterest bearing transaction deposits accounted for 49.2% of total average deposits during 1996. For 1995, these relatively low cost deposits equaled 50.2% of all deposits and for 1994 they represented 53.0%.
The decrease of 3.8% from 1994 reflects the change in customer preferences for higher earning certificates of deposits. The large certificates of deposit, representing 8.4% of the total average deposits, are down from 8.5% in 1995, but are up slightly from the 6.7% level in 1994. Other time deposits under $100,000 over the last three years have remained stable at 42.4%, 41.3% and 42.2% of average deposits for 1996, 1995 and 1994 respectively. The maturities of the time deposits over and under $100,000 issued by the Company as of December 31, 1996, are summarized in the following table:

                         MATURITIES OF TIME DEPOSITS
                           as of December 31, 1996
                                (in thousands)


                                                    Over three          Over 6 months
                             Three months             months              less than
                               or less            less than six             1 year             Over 1 year
                         --------------------------------------------------------------------------------------
Certificates of deposit
 over $100,000                 $ 24,316               $12,202               $13,502               $ 6,066
Other time deposits under
 $100,000                       103,836                86,262                45,355                43,603
                         --------------------------------------------------------------------------------------
Total                          $128,152               $98,464               $58,857               $49,669
                         ======================================================================================

     Borrowed funds consist of short-term borrowings, primarily federal funds purchased and securities sold under agreements to repurchase with our commercial customers. Average federal funds purchased and average securities sold under agreements to repurchase increased $11.1 million or 30.8% in 1996, $19.6 million or 118.3% in 1995 and $1.7 million or 11.6% in 1994. Much of the 1995 and 1996 growth occurred through an emphasis seeking new cash management accounts using commercial repurchase agreements.


                           SHORT - TERM BORROWINGS




                                                Maximum                                                     Average
                                                Outstanding                     Average                     Interest
Year Ended December 31,                         At Any            Average       Interest    Ending          Rate At
1996                                            Month End         Balance       Rate        Balance         Year End
                                                --------------------------------------------------------------------------
Federal funds purchased                         $20,300          $ 3,444          5.63%    $13,500          5.93%
Securities sold under agreements to repurchase   51,254           43,859          4.29%     49,839          4.21%
Federal Home Loan Borrowings                     10,000            9,430          5.44%     10,000          5.44%
                                                --------------------------------------------------------------------------
  Total Short - Term Borrowings                 $81,554          $56,733          4.56%    $73,339          4.69%
                                                =======          =======          ====     =======          ====
1995
Federal funds purchased                         $ 5,000          $ 5,187          5.97%    $ 5,000          5.89%
Securities sold under agreements to repurchase   49,094           30,990          4.64%     36,915          4.36%
Federal Home Loan Borrowings                          0                0                         0
                                                --------------------------------------------------------------------------
  Total Short - Term Borrowings                 $54,094          $36,177          4.83%    $41,915          4.54%
                                                =======          =======          ====     =======          ====

Capital Resources

     Stockholders' equity increased $6.3 million or 7.2% to $93.9 million as of December 31, 1996, compared with $87.6 million at the end of 1995, and $77.9 million at year end 1994. Retention of earnings and unrealized appreciation on securities "Available for Sale" accounted for all the increases in stockholders' equity during 1996. The growth in Stockholders' equity in 1996 was slowed by the payment of $3.3 million in dividends on the Company's Common Stock and purchases of treasury stock by the Company.

     Unrealized appreciation of investment securities "Available for Sale" accounted for an increase of $494,605 in stockholders' equity as of December 31, 1996. Excluding the securities "Available for Sale" adjustment, stockholders' equity was $93.1 million as of year end 1996, compared to $87.3 million for 1995, indicating an increase of $5.8 million or 6.6%.

     Dividends of $3.3 million were declared on Common Stock in 1996, an increase of $422,456 or 14.8% from 1995. The increased number of shares outstanding due to the Merger, and a higher 1996 per share dividend amount paid to the SVC shareholders from their 1995 per share amount, accounts for the aggregate dollar increase in dividends paid in 1996 from 1995. The 1996 annual dividend per common share was $.87 as compared to $.83 in 1995 adjusted for the 2 for 1 stock split in June, 1996. The dividend payout ratio for 1996, defined as common dividends declared as a percentage of net income available to common stockholders, was 36% in 1996 compared to 44% and 37% for 1995 and 1994, respectively. The Company presently intends to continue a dividend payout similar to the historical levels, subject to declaration by the Board of Directors.

     The Company owned 18,914 shares of treasury stock accounted for at $478,780 as of year end 1995 and 15,269 shares of treasury stock accounted for at $558,784 as of year end 1996. The shares are recorded on the balance sheet using the cost method for both dates. The treasury stock will generally be available for the Company's Employee Stock Ownership Plan ("ESOP"), exercises
of options and other corporate stock plan purposes.   Subsequent to year end
December 31, 1996, the Company's ESOP purchased 12,481 shares for the 1996 contribution. The settlement date was January 2, 1997.

     No new Common Stock or Preferred Stock was issued by the Company during 1996.

     A strong capital position promotes depositor and investor confidence and provides a foundation for profitability and future growth of the organization. The Company's five-year compound annual growth rate in stockholders' equity of 5.5% was primarily achieved through reinvested earnings.

     Average stockholders' equity as a percentage of total average assets is one measure used to determine capital strength. The ratio of average shareholders' equity to average assets for 1996 was 10.71% compared to 11.3% in 1995 and 11.7% in 1994.



                         RETURNS ON EQUITY AND ASSETS
                           Year ending December 31,

                               1996    1995    1994
----------------------------------------------------
Return on average assets       1.09%   0.96%   1.21%
Return on average equity      10.14%   8.45%  10.29%
Common dividend payout ratio  36.40%  44.03%  37.32%
Average equity to
 average assets ratio         10.71%  11.33%  11.74%

     The various federal bank regulators, including the Federal Reserve and the FDIC, have risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Capital is classified into two tiers. For bank holding companies, Tier 1 or

"core" capital consists of common shareholders' equity, qualifying noncumulative perpetual preferred stock and minority interests in the common equity accounts of consolidated subsidiaries, reduced by goodwill, other intangible assets and certain investments in other corporations ("Tier 1 Capital"). Tier 2 Capital consists of Tier 1 Capital, as well as a limited amount of the allowance for possible loan losses, certain hybrid capital instruments (such as mandatory convertible debt), subordinated and perpetual debt and non-qualifying perpetual preferred stock ("Tier 2 Capital").

     At December 31, 1994, a risk-based capital measure and a minimum ratio standard was fully phased in, with a minimum total capital ratio of 8.00% and Tier 1 Capital equal to at least 50% of total capital. The Federal Reserve also has a minimum leverage ratio of Tier 1 Capital to total assets of 3%. The 3% Tier 1 Capital to total assets ratio constitutes the leverage standard for bank holding companies and BIF-insured state-chartered non-member banks, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations. The FDIC has similar capital requirements for BIF-insured state-chartered non-member banks.

     The Federal Reserve and the FDIC have emphasized that the foregoing standards are supervisory minimums and that an institution would be permitted to maintain such minimum levels of capital only if it were rated a composite "one" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a "tangible Tier 1 leverage ratio" in evaluation proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital less all intangibles, to total average assets less all intangibles. The percentage ratios, as calculated under the guidelines, were 13.9% and 14.8% for Tier 1 and Tier 2, respectively, at year-end 1996. The tangible Tier I leverage ratio for 1996 was 10.1%. The regulatory capital ratios of the Company currently exceed the minimum ratios of 5% leverage capital, 6% Tier 1 and 10% Tier 2 required in 1996 for "well capitalized" banks as defined by federal regulators. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. See "Supervision and Regulation - Capital"

     The following table sets forth the regulatory capital calculations of the Company and its subsidiaries on a consolidated basis as of December 31, 1996, 1995 and 1994, calculated in accordance with the applicable requirement of the Federal Reserve in effect on such date:

                        RISK BASED-CAPITAL CALCULATION
                               ( in thousands )


                                                            December 31,
                             --------------------------------------------------------------------------
                                         1996                     1995                      1994
                             --------------------------------------------------------------------------
Stockholders' Equity              $  93,923  10.83%         $ 87,625  10.96%          $ 77,905  11.20%
                             ==========================================================================
Regulatory capital
Tier I risk based:
     Actual                       $  86,667  13.86%         $ 80,042  14.77%          $ 83,293  17.80%
     Minimum required                25,012   4.00%           21,680   4.00%            18,714   4.00%
                             --------------------------------------------------------------------------
     Excess above minimum         $  61,665   9.86%         $ 58,362  10.77%          $ 64,579  13.80%
                             ==========================================================================
Total risk based:
     Actual                       $  92,425  14.78%         $ 85,914  15.85%          $ 88,648  18.95%
     Minimum required                50,023   8.00%           43,360   8.00%            37,428   8.00%
                             --------------------------------------------------------------------------
     Excess above minimum         $  42,402   6.78%         $ 42,554   7.85%          $ 51,220  10.95%
                             ==========================================================================
Leverage:
     Actual                       $  86,667  10.07%         $ 80,042  10.11%          $ 83,293  11.98%
     Minimum required                25,824   3.00%           23,760   3.00%            20,860   3.00%
                             --------------------------------------------------------------------------
     Excess above minimum         $  60,843   7.07%         $ 56,282   7.11%          $ 62,433   8.98%
                             ==========================================================================
Total risked based assets         $ 625,289                 $541,998                  $467,855
Total average assets              $ 828,165                 $739,679                  $666,866
Total assets                      $ 867,240                 $799,268                  $695,544
Total intangible assets           $   6,450                 $  7,271                  $    203

BALANCE SHEET MANAGEMENT

Liquidity Management

     Liquidity is the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of the its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.

     The primary function of asset/liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so that the Company can profitably deploy its assets. Both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Real estate loan payments are becoming an increasingly important source of liquidity for the Company as this portfolio continues to grow. Total loans, less unearned income, maturing in one year or less amounted to $148.9 million or 28.5% of the total loan portfolio at December 31, 1996. Investment securities maturing in the same time frame totaled $39.6 million or 15.8% of the investment securities portfolio at year-end 1996. Additional sources of liquidity are the investments in federal funds sold and prepayments from the mortgage backed securities from the investment portfolio.

     The liability portion of the balance sheet provides liquidity through various customers' interest bearing and noninterest bearing deposit accounts. Securities sold under agreements to repurchase and other short-term borrowings, including Federal Home Loan Bank of Cincinnati advances, are additional sources of liquidity and basically represent the Company's incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. At year-end 1996, the Company held $50 million of additional securities available for pledging as repurchase agreements and had $46.5 million of federal funds lines available and unused.

Interest Rate Sensitivity Management

     Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on repricing relationships of assets and liabilities during periods of changes in market interest rates. Interest rate sensitivity with a view to maintaining a mix of assets and liabilities that respond to changes in interest rates within an acceptable time frame, thereby managing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities that are subject to repricing at various time horizons. The differences are interest sensitivity gaps: less than one month, one to three months, four to twelve months, one to five years, over five years and on a cumulative basis. The following table shows interest sensitivity gaps for these different intervals as of December 31, 1996 and 1995.

     The allocations used for the interest rate sensitivity report above were based on the maturity schedules of the loans, investment securities and certificates of deposit. Federal funds sold and purchased and agreements to repurchase were allocated to the one month category. The Federal Home Loan Borrowing was allocated to the one year category. All other interest bearing deposits were allocated 15% to the one month category, 10% to the 6 month category, 10% to the 1 year category, 45% to the 3 year category and the remainder to the over 5 year category. As shown in the following table, for 1996, 63% of interest bearing liabilities will reprice compared to 25% of all interest earning assets. Accordingly, if interest rates increase suddenly, rates on liabilities will increase faster than interest bearing assets, in the one year period, and the net interest margin will be reduced. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. This is referred to as basis risk and, generally, relates to the possibility that the repricing characteristics of short-term assets tied to the Company's prime lending rate are different from those of short-term funding sources such as certificates of deposit.

                      INTEREST RATE SENSITIVITY ANALYSIS
                              as of December 31,
                                (in thousands)




                                       One month      One - three      Four - twelve      One - five
               1996                     or less         months            months             years
---------------------------------------------------------------------------------------------------------
Securities AFS                        $  8,894        $  11,858         $  14,822         $105,357
Securities HTM                               0            1,000             3,054           38,242
Other interest earning assets            1,985                0                 0                0
Loans                                   69,464           13,519            65,890          285,287
                                    ---------------------------------------------------------------------
Total earning Assets                  $ 80,343        $  26,377         $  83,766         $428,886
                                    ---------------------------------------------------------------------
Time deposits under 100M              $ 29,667        $  74,169         $ 131,617         $ 43,603
CD's over 100M                           7,368           16,948            25,704            6,066
Other interest bearing liabilities      73,340           23,189            23,189          151,132
                                    ---------------------------------------------------------------------
Total interest bearing liabilities    $110,375        $ 114,306         $ 180,510         $200,801
Noninterest bearing sources
of funds-net
                                    ---------------------------------------------------------------------
Interest sensitivity gap              $(30,032)       $ (87,929)        $ (96,744)        $228,085
                                    =====================================================================
Cumulative interest
sensitivity gap                       $(30,032)       $(117,961)        $(214,705)        $ 13,380
Interest sensitivity gap as a
percentage of total earning
assets                                   -3.87%          -11.33%           -12.46%           29.39%
Cumulative interest
sensitivity gap as a
percentage of
total earning assets                     -3.87%          -15.20%           -27.66%            1.72%
                                    =====================================================================
               1995
----------------------------------
Securities AFS                        $  3,067        $   6,136         $  27,611         $100,412
Securities HTM                             300              750               250           52,660
Other interest earning assets            6,135                0                 0                0
Loans                                   78,267           20,307            70,654          229,637
                                    ---------------------------------------------------------------------
Earning assets                        $ 87,769        $  27,193         $  98,515         $382,709
                                    ---------------------------------------------------------------------
Time deposits under 100M              $ 28,911        $  72,279         $ 119,913         $ 55,112
CD's over 100M                           6,695           16,738            22,326            5,705
Other interest bearing liabilities      73,259           20,664            20,664           95,807
                                    ---------------------------------------------------------------------
Interest bearing liabilities          $108,865        $ 109,681         $ 162,903         $156,624
Noninterest bearing sources
of funds-net
                                    ---------------------------------------------------------------------
Interest sensitivity gap              $(21,096)       $ (82,488)        $ (64,388)        $226,085
                                    =====================================================================
Cumulative interest
sensitivity gap                       $(21,096)       $(103,584)        $(167,972)        $ 58,113
                                    =====================================================================
Interest sensitivity gap as a
percentage of total earning
assets                                   -2.95%          -11.54%            -9.01%           31.64%
Cumulative interest
sensitivity gap as a
percentage of
total earning assets                     -2.95%          -14.49%           -23.50%            8.13%
                                    =====================================================================



                                          Over five
                                          years and
                                          non-rate
               1996                       sensitive            Total
--------------------------------------------------------------------
Securities AFS                            $ 50,588          $191,519
Securities HTM                              17,113            59,409
Other interest earning assets                    0             1,985
Loans                                       89,093           523,253
                                          --------------------------
Total earning Assets                      $156,794          $776,166
                                          --------------------------
Time deposits under 100M                  $      0          $279,056
CD's over 100M                                   0            56,086
Other interest bearing liabilities          34,385           305,235
                                          --------------------------
Total interest bearing liabilities        $ 34,385          $640,377
Noninterest bearing sources
of funds-net                               135,789           135,789
                                          --------------------------
Interest sensitivity gap                  $(13,380)         $
                                          ==========================
Cumulative interest
sensitivity gap                           $    ---
Interest sensitivity gap as a
percentage of total earning
assets
Cumulative interest
sensitivity gap as a
percentage of
total earning assets                           ---%
                                          ==========================

               1995
----------------------------------
Securities AFS                            $ 71,743          $208,969
Securities HTM                              24,080            78,040
Other interest earning assets                    0             6,135
Loans                                       22,637           421,502
                                          --------          --------
Earning assets                            $118,460          $714,646
                                          --------          --------
Time deposits under 100M                  $      0          $276,215
CD's over 100M                                   0            51,464
Other interest bearing liabilities          38,161           248,555
                                          --------          --------
Interest bearing liabilities              $ 38,161          $576,234
Noninterest bearing sources
of funds-net                               138,412           138,412
Interest sensitivity gap                  $(58,113)         $    ---
                                          ========          ========
Cumulative interest
sensitivity gap                           $    ---
Interest sensitivity gap as a             ========
percentage of total earning
assets
Cumulative interest
sensitivity gap as a
percentage of
total earning assets                           ---%
                                          ========

     Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis report. Prepayments may have significant effects on the Company's net interest margin. Because of these factors and in a static test, interest sensitivity gap reports may not provide a complete assessment of the Company's exposure to changes in interest rates. Management utilizes computerized interest rate simulation analysis to determine the Company's interest rate sensitivity. The above table indicates that the Company is in a liability sensitive gap position for the first year, then moves into an asset sensitive position. Overall, due to the factors cited, current simulation results indicates a relatively low sensitivity to parallel shifts in interest rates. A liability sensitive company will generally benefit from a falling interest rate environment as the cost of interest bearing liabilities falls faster than the yields on interest bearing assets, thus creating a widening of the net interest margin. Conversely, an asset sensitive company will benefit from a rising interest rate environment as the yields on earning assets rise faster than costs of interest bearing liabilities. Management also evaluates economic conditions, the pattern of market interest rates and other economic data to determine the appropriate mix and repricing characteristics of assets and liabilities required to produce a targeted net interest margin.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income is the principal component of a financial institution's income stream and represents the difference or spread between interest and fee income generated from earning assets and the interest expense paid on deposits and other borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. The discussion of net interest income is presented on a taxable equivalent basis, unless otherwise noted, to facilitate comparisons among various taxable and tax-exempt assets.

     Net interest income for 1996 increased $4.1 million or 14.6% over 1995, $705,000 or 2.6% in 1995 over 1994 and $1.9 million or 7.5% in 1994 over 1993.
Increased volumes and rates of earning assets account for the increases since 1993. The schedule on pages 38 and 39 provides the detail of changes in interest income, interest expense and net interest income due to changes in volumes and rates.

     Interest income increased $7.4 million or 14.4% in 1996 from 1995, increased $8.8 million or 20.9% in 1995 from 1994, and increased $3.5 million or 9.0% in 1994 from 1993. The 1996 increase in interest income resulted from an 11.4% increase in the volume of average earning assets, as well as by a 21 basis point increase in the average interest rate earned on assets. The greatest percentage of growth in average assets occurred in the loan portfolio, $100.7 million, while the average rate earned on the loan portfolio increased, 9 basis points. Through these increases, the loan portfolio produced an additional $9.0 million or 28.6% in interest income in 1996 over 1995. The yield on the investment security portfolio decreased 5 basis points from 6.45% in 1995 to 6.40% in 1996. With the yield declining and the average volume decreasing $9 million or 3.2%, interest income on investment securities decreased $714,000 or 3.9% from 1995 to 1996. Federal funds sold and other earning assets decreased in average volume by $15.1 million or 62.0% from 1995 to 1996, and showed a decrease in average rates earned of 74 basis points.

     The 1995 increase in interest income resulted from a 11.8% increase in the volume of average earning assets, as well as by a 57 basis point increase in the average interest rate earned on assets. The greatest percentage of growth in average assets occurred in the loan portfolio, $51.0 million, while the average rate earned on the loan portfolio increased, 60 basis points. Through these increases, the loan portfolio produced an additional $6.3 million or 24.9% in interest income in 1995 over 1994. The yield on the investment security portfolio increased 36 basis points from 6.09% in 1994 to 6.45% in 1995. With the yield increasing and the average volume increasing $11.4 million or 4.3%, interest income on investment securities increased $1.7 million or 10.5% from 1994 to 1995. Federal funds sold and other earning assets increased in average volume by $8.1 million or 49.9%, and showed an increase in average rates earned of 196 basis points.

     Total interest expense increased by $3.2 million or 14.2% in 1996 from 1995, due to an increase in interest bearing liabilities of $74 million or 13.8% and a 2 basis point increase in the average rate paid on interest bearing liabilities. Interest expense on interest bearing deposits increased $2.4 million or 11.5% as the result of a 4 basis point increase in rates and a $53.4 million or 10.7% increase in the average volume. The $20.5 million increase in average borrowed funds, that includes interest bearing liabilities that are not classified as deposits, coupled with a 27 basis point decrease in their rates resulted in a $837,000 or 47.9% increase in interest expense for this category.

     Total interest expense increased by $8.1 million or 54.6% in 1995 from 1994, due to an increase in interest bearing liabilities of $57.1 million or 11.9% and a 118 basis point increase in the average rate paid on interest bearing liabilities. Interest expense on interest bearing deposits increased $7.0 million or 49.3% as the result of a 117 basis point increase in rates and a $37.5 million or 8.1% increase in the average volume. The $19.6 million increase in average borrowed funds, that includes interest bearing liabilities that are not classified as deposits, coupled with a 95 basis point decrease in their rates resulted in a $1.1 million or 172.0% increase in interest expense for this category.

     The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net interest margin increased 12 basis points in 1996 to 4.30%, preceded by a 37 basis point decrease in 1995 to 4.18% from 4.55% in 1994. The net cost of funds, defined as interest expense divided by average earning assets, increased 9 basis points to 3.51% in 1996 from 3.42% in 1995. The yield on earning assets increased 21 basis points to 7.81% in 1996 from 7.60% in 1995. Comparing 1995 to 1994, the yield on earning assets rose 57 basis points, while the rate paid on interest bearing liabilities increased 118 basis points. The net cost of funds increased 95 basis points and the net interest margin declined 37 basis points.

     The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws that discouraged investment in tax-exempt instruments, intense competition for funds with non-bank institutions and changing regulatory supervision for some financial intermediaries. The pressure was not unique to the Company and was experienced by the banking industry nationwide. As a result of changes in the overall asset and liability mix during 1996, the interest rate spread increased from 1995 to 1996. The net interest rate spread in 1996 increased 19 basis points to 3.51% from the 1995 spread of 3.32%, as the yields earned on earning assets increased faster than the cost of interest bearing liabilities. In 1995 the net interest spread decreased from 1994 by 61 basis points.

     See the accompanying schedules entitled "Rate/Volume Variance Analysis" and "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" for more information.

                       THIS PAGE INTENTIONALLY LEFT BLANK

CONSOLIDATED AVERAGE BALANCES,
 INTEREST INCOME/EXPENSE AND
 YIELDS/RATES
Taxable Equivalent Basis
          (in thousands)
                                              --------------------------------------------------------------------
          Year Ending December 31,                            1996                                   1995
                                              --------------------------------------------------------------------
                                                Average     Income/  Yield/      Average          Income/  Yield/
                   ASSETS                       Balance     Expense   Rate       Balance          Expense   Rate
                                              --------------------------------------------------------------------
Earning Assets:
 Loans, net of unearned                       $468,686      $40,627  8.67%       $367,943          $31,580  8.58%
 Investment securities:                        270,133       17,295  6.40%        279,102           18,009  6.45%
 Other earning assets                            9,259          486  5.25%         24,384            1,460  5.99%
                                              ---------------------              -------------------------
  Total  earning assets                       $748,078      $58,408  7.81%       $671,429          $51,049  7.60%
Allowance for loan losses                       (5,690)                            (5,550)
Cash and other assets                           86,227                             73,800
                                              --------                           --------
                TOTAL ASSETS                  $828,615                           $739,679
                                              ========                           ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Liabilities:
 Interest demand                              $119,119        3,308  2.78%       $111,477            3,077  2.76%
 Savings                                        91,871        2,614  2.85%         83,638            2,395  2.86%
 Time less than 100,000                        286,062       14,583  5.10%        253,680           12,995  5.12%
 CD's greater than 100,000                      57,010        3,163  5.55%         51,826            2,767  5.34%
 Other Borrowings                                9,430          513  5.44%              0                0   ---
Federal funds purchased and securities
   sold under agreements to repurchase          47,303        2,073  4.38%         36,177            1,749  4.83%
                                              ---------------------              -------------------------
 Total interest bearing liabilities           $610,795      $26,254  4.30%       $536,798          $22,983  4.28%
                                                            -------                                -------
Net interest spread                                         $32,154  3.51%                         $28,066  3.32%
                                                            =======                                =======
Noninterest bearing deposits                   121,244                            113,025
Accrued expenses and other liabilities           7,857                              6,046
Stockholders' equity                            88,719                             83,810
                                              --------                           --------
          TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                 $828,615                           $739,679
                                              ========                           ========
Net yield on earning assets                                          4.30%                                  4.18%
                                                                     ====                                   ====
Taxable equivalent adjustment:
 Loans                                                      $   149                                $   129
 Investment securities                                        1,887                                  2,068
                                                            -------                                -------
  Total adjustment                                          $ 2,036                                $ 2,197
                                                            =======                                =======

--------------------------------------------------------------------------------------------------------------
                   1994                                 1993                                1992
--------------------------------------------------------------------------------------------------------------
  Average      Income/       Yield/        Average     Income/     Yield/       Average    Income/      Yield/
  Balance      Expense        Rate         Balance     xpense      Rate        Balance     Expense       Rate
--------------------------------------------------------------------------------------------------------------
                                                                               <C >
    $316,904   $25,278       7.98%        $263,650     $21,326     8.09%       $245,791    $22,981      9.35%
     267,660    16,296       6.09%         274,938      16,501     6.00%        252,642     17,444      6.90%
      16,267       656       4.03%          29,238         933     3.19%         37,951      1,235      3.25%
    ------------------                    --------------------                 -------------------
    $600,831   $42,230       7.03%        $567,826     $38,760     6.83%       $536,384    $41,660      7.77%
      (5,627)                               (5,711)                              (5,681)
      71,662                                63,787                               62,301
    --------                              --------                             --------
    $666,866                              $625,902                             $593,004
    ========                              ========                             ========

    $110,052     2,368       2.15%        $107,836       2,363     2.19%         89,825      2,826      3.15%
      80,506     2,319       2.88%          84,855       2,274     2.68%         75,624      2,595      3.43%
     235,353     7,956       3.38%         216,459       7,204     3.33%        213,422      9,356      4.38%
      37,211     1,583       4.25%          29,107       1,101     3.78%         34,986      1,628      4.65%
           0         0       ----                0           0     ----               0          0      ----

      16,574       643       3.88%          14,846         364     2.45%         13,892        485      3.49%
    ------------------                    --------------------                  ------------------
    $479,696   $14,869       3.10%        $453,103     $13,307     2.94%        427,749    $16,890      3.95%
               -------                                 -------                             -------
               $27,361       3.93%                     $25,453     3.89%                   $24,770      3.82%
               =======                                 =======                             =======
     105,068                                92,260                               91,647
       3,785                                 3,996                                4,803
      78,317                                76,543                               68,805
    --------                              --------                             --------
    $666,866                              $625,902                             $593,004
    ========                 4.55%        ========                 4.48%       ========                 4.62%
                             ====                                  ====                                 ====
               $    98                                 $   178                             $   406
                 1,969                                     951                                 890
                                                                                           -------
               $ 2,066                                 $ 1,129                             $ 1,296
               =======                                 =======                             =======



      Growth Rates
    Average Balances
  One Year   Five Year
             Compound
  1995-1996  1991-1995
  --------------------
   27.40%     17.51%
   (3.21)%     1.69%
  (62.03)%   (29.72)%
   11.42%      8.67%
    2.52%      0.04%
   16.84%      8.46%
   12.02%      8.72%



    6.86%      7.31%
    9.84%      4.99%
   12.76%      7.60%
   10.00%     12.98%
    ----       ----
   30.75%     35.84%
   13.78%      9.31%


    7.27%      7.25%
   29.95%     13.09%
    5.86%      6.56%

   12.02%      8.72%



RATE VOLUME VARIANCE REPORT
Taxable Equivalent Basis
                   (in thousands)
                                             ----------------------------------------------------------------------------------
                                                       Average Volume                 Change in Volume          Average Rate
                                             ----------------------------------------------------------------------------------
                                                   1996         1995         1994     1996-1995  1995-1994   1996   1995   1994
                                             ----------------------------------------------------------------------------------
Earning Assets:
 Loans, net of unearned                          $468,686     $367,943     $316,904   $100,743      $51,039  8.67%  8.58%  7.98%
 Investment securities:                           270,133      279,102      267,660     (8,969)      11,442  6.40%  6.45%  6.09%
 Other earning assets                               9,259       24,384       16,267    (15,125)       8,117  5.25%  5.99%  4.03%
                                             --------------------------------------------------------------
Total  earning assets                            $748,077     $671,429     $600,831   $ 76,649      $70,598  7.81%  7.60%  7.03%
                                             ==============================================================
Interest Bearing Liabilities:
 Interest demand                                 $119,119     $111,477     $110,052   $  7,642      $ 1,425  2.78%  2.76%  2.15%
 Savings                                           91,871       83,638       80,506      8,233        3,132  2.85%  2.86%  2.88%
 Time less than $100,000                          286,062      253,680      235,353     32,382       18,327  5.10%  5.12%  3.38%
 CD's greater than $100,000                        57,010       51,826       37,211      5,184       14,615  5.55%  5.34%  4.25%
 Other Borrowings                                   9,430         --           --        9,430         --    5.44%   --     --
 Federal funds purchased and securities
  sold under agreement to repurchase               47,303       36,177       16,574     11,126       19,603  4.38%  4.83%  3.88%
                                             --------------------------------------------------------------
Total interest bearing liabilities               $610,795     $536,798     $453,103   $ 73,997      $57,102  4.30%  4.28%  3.10%
                                             ==============================================================
Net interest income/ net interest spread                                                                     3.51%  3.32%  3.93%
                                                                                                             ===================
Net yield on earning assets                                                                                  4.30%  4.18%  4.55%
                                                                                                             ===================
Net cost of funds                                                                                            3.51%  3.42%  2.47%
                                                                                                             ===================


                                                                                    Variance Attributed To
----------------------------------------------------------------------------------------------------------
             Income/ Expense                       Variance                          1996
----------------------------------------------------------------------------------------------------------
                                                1996-         1995-
      1996            1995           1994       1995          1994       Volume      Rate          Mix
----------------------------------------------------------------------------------------------------------
     $40,627        $31,580        $25,277      $9,047      $6,303      $8,734      $ 421         $(108)
      17,295         18,009         16,296        (714)      1,713        (574)      (108)          (32)
         486          1,460            656        (974)        804        (794)       (69)         (111)
----------------------------------------------------------------------------------------------------------
     $58,408        $51,049        $42,230      $7,359      $8,819      $7,366      $ 244         $(251)
----------------------------------------------------------------------------------------------------------
     $ 3,308        $ 3,077        $ 2,368      $  231      $  709      $  212      $  24         $  (5)
       2,614          2,395          2,319         219          76         235         (9)           (7)
      14,583         12,995          7,956       1,588       5,039       1,651        (57)           (6)
       3,163          2,767          1,583         396       1,184         288        120           (11)
         513                                       513                     513          0             0
       2,073          1,749            643         324       1,106         487       (213)           50
----------------------------------------------------------------------------------------------------------
     $26,254        $22,983        $14,869      $3,271      $8,114      $3,386      $(135)        $  20
----------------------------------------------------------------------------------------------------------
     $32,154        $28,066        $27,361      $4,088      $  705      $3,980      $ 379         $(271)
==========================================================================================================



       Variance Attributed To
------------------------------------
                1995
------------------------------------
   Volume        Rate         Mix
------------------------------------
     $4,379    $ 2,208       $(284)
        738      1,005         (30)
        486        478        (160)
------------------------------------
     $5,603    $ 3,691       $(475)
------------------------------------
     $   39    $   680        $(10)
         90        (17)          3
        938      4,414        (313)
        780        565        (161)

        947        344        (185)
------------------------------------
     $2,444    $ 6,334       $(664)
------------------------------------
     $3,159    $(2,643)      $ 189
====================================

Provision for Loan Losses, Net Charge-Offs and Allowance for Loan Losses

     The provision for loan losses is the expense of providing an allowance or reserve for anticipated future losses on loans. The amount of the provisions for each period is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, the value of collateral and general economic factors.

     The economic outlook for the State of Tennessee, where the Company does business, is cautious. However, it is generally performing better than the nation as a whole. In the Company's markets, real estate values continue to rise as interest rates eased and housing sales increased. On a regional basis, the economic improvement in these markets has had an effect on most regional bank holding companies and is reflected by stronger asset growth. A continued healthy economy will probably hold the level of net charge-offs and delinquencies for 1997 to below historical peer group averages. Stable levels of interest rates since early 1996 have facilitated the growth of real estate development and lending. See "Effects of Inflation and changing Prices" and "Business - Fiscal and Monetary Policy."

     Should the economy continue to grow at a moderate pace, improved property values and commercial developments will enhance the asset quality of the loan portfolio and, therefore, lower the probability for further write-downs, charge-offs and the transfer of currently performing loans to a nonaccrual status in the real estate and commercial loan categories. The mix of loans in the commercial real estate construction and development portfolios are balanced in areas such as office buildings, retail stores, apartment buildings, health care facilities and industrial warehouses. In addition, the Banks' lending review areas monitor large real estate credits on a continuing basis.

     During recent years, the Company has strengthened its review process of the larger loans in its portfolio and has imposed stricter underwriting standards in order to reduce the effect that economic cycles might have on credit quality. Loan review procedures, including such techniques as loan grading, are constantly used by the Company's loan review department in order to ensure that potential problem loans are identified early in order to lessen any potentially negative impact problem loans may have on the Company's earnings. Automated loan reports are prepared and used in conjunction with the identification and monitoring of such loans on a monthly basis. Management's involvement continues throughout the process and includes participation in the work-out process and recovery activity. These formalized procedures are monitored internally by the loan review area whose work is supplemented by regulatory agencies who provide an additional level of review on an annual basis. Such review procedures are quantified in monthly and quarterly reports to senior management and are used in determining whether such loans represent potential losses to the Company. A determination of a potential loss will result in a charge to the provision for loan losses, thereby increasing the allowance for possible loan losses available for the potential risk.
Management monitors the entire loan portfolio in an attempt to identify problem loans so that risks in the portfolio can be timely identified and an appropriate allowance maintained.

     The following table sets forth information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 1996.

                       SUMMARY OF LOAN LOSS EXPERIENCE
                               ( in thousands )


                                                  1996           1995           1994           1993           1992
                                              -------------------------------------------------------------------------
Loans, net of unearned income
 Average outstanding during the period            $468,686       $367,943       $316,904       $263,650       $245,791
                                              =========================================================================
Allowance for loan losses:
 Balance at beginning of period                   $  5,872       $  5,355       $  5,371       $  5,934       $  4,312
Charge-offs:
 Commercial, financial and agricultural              1,010            133          1,872            960            886
 Real estate construction                               --             --             --             --             --
 Real estate mortgage
  Residential                                          609             11            293            525            389
  Commercial                                            --             --            353            179            117
 Consumer credit cards                                  58             17             --             --             --
 Consumer installment                                  932            369            386            447            482
                                              -------------------------------------------------------------------------
                     Total                        $  2,609       $    530       $  2,904       $  2,111       $  1,874
                                              =========================================================================
Recoveries:
 Commercial, financial and agricultural           $    660       $    160       $    898       $    253       $    266
 Real estate construction                               --             --             --             --             --
 Real estate mortgage
  Residential                                          432              1            165            111            445
  Commercial                                            --             62            142             --            184
 Consumer credit cards                                   4              6             --             --
 Consumer installment                                  302            199            226            243            231
                                              -------------------------------------------------------------------------
                     Total                        $  1,398       $    428       $  1,431       $    607       $  1,126
                                              -------------------------------------------------------------------------
Net charge-offs                                   $  1,211       $    102       $  1,473       $  1,504       $    748

Provision charged to income                          1,097            619          1,457            941          2,370
                                              -------------------------------------------------------------------------
Balance at end of period                          $  5,758       $  5,872       $  5,355       $  5,371       $  5,934
                                              =========================================================================
Net charge-offs to average loans outstanding          0.26%          0.03%          0.46%          0.57%          0.30%
Allowance for loan losses to average loans
outstanding                                           1.23%          1.60%          1.69%          2.04%          2.41%
Allowance for loan losses to net charge-offs          4.75X          57.6X           3.6X           3.6X           7.9X

     Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss reserve. The allowance for possible loan losses decreased $114,000 or 1.9% in 1996, and at year-end was 1.23% of average loans compared to 1.60% at December 31, 1995 and 1.69% at December 31, 1994. As shown in the table below, management determined that at December 31, 1996, approximately 26% of the allowance for loan losses was related to commercial, financial and agricultural loans, 59% was related to real estate loans and 14% was related to consumer installment loans. A portion of the allowance, 1%, remained unallocated to any specific category due mostly to an over funded loan loss reserve at Valley Bank. The allowance allocations for 1996 and 1995 are shown in the following table.

                       ALLOCATION OF LOAN LOSS RESERVE
                              as of December 31,


                          1996     % Total               1995     % Total
                      ---------------------------------------------------
Commercial, Financial
   and agricultural    $1,479,818   25.7%             $1,300,839   22.2%
Real estate             3,385,732   58.8%              3,389,116   57.7%
Consumer                  811,885   14.1%                751,460   12.8%
Unallocated                80,613    1.4%                430,375    7.3%
                      ---------------------------------------------------
        Total          $5,758,048  100.0%             $5,871,790  100.0%
                      ===================================================

ALLOWANCE FOR LOAN LOSSES AND RISK ELEMENTS

     Interest on loans is normally accrued from the date an advance is made. The performance of loans is evaluated primarily on the basis of a review of each customer relationship over a period of time and the judgment of lending officers as to the ability of borrowers to meet the repayment terms of loans. If there is reasonable doubt as to the repayment of a loan in accordance with the agreed terms, the loan may be placed on a nonaccrual basis pending the sale of any collateral or a determination as to whether sources of repayment exist. This action may be taken even though the financial condition of the borrower or the collateral may be sufficient ultimately to reduce or satisfy the obligation. Generally, when a loan is placed on a nonaccrual basis, all payments are applied to reduce principal to the extent necessary to eliminate doubt as to the repayment of the loan. Any interest income on a nonaccrual loan is recognized only on a cash basis. See "Nonperforming Assets."

     Lending officers are responsible for the ongoing review and administration of each particular loan. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate that the probability of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. Senior management and the Loan Committee are informed of the status of delinquent and "watch" or problem loans on a monthly basis.

     Senior management reviews the allowance for possible loan losses and makes recommendations to the Loan Committee as to loan charge-offs on a monthly basis. The Banks' policies are generally to discontinue the accrual of interest on loans when payment of principal and interest is 90 days or more in arrears and the loans are otherwise considered non-collectible.

     At December 31, 1996, 1995 and 1994 loans accounted for on a nonaccrual basis were approximately $1.7 million, $1.2 million and $921,000 respectively, or 0.33%, 0.27% and 0.27% of the total loans, net of unearned income. The balances of accruing loans past due 90 days or more as to principal and interest payments were $1.1 million, $383,000 and $974,000 at December 31, 1996, 1995 and 1994, respectively.

     The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Banks' loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses.

     While it is the Banks' policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

     In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers, senior management and those of bank regulatory agencies that review the loan portfolio as part of the Banks' examination process. A percentage is allocated by loan types, with additional amounts being added for individual problem loans considered to have specific loss potential. While all information available is used by management to recognize losses in the loan portfolio, there can be no assurances that future additions to the allowance will not be necessary. Each of the Banks' Loan Committee reviews the assessments of management in determining the adequacy of the allowance for loan losses.

     The Banks' allowance for possible loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for possible loan loss reserves and the size of the loan loss reserve in comparison to a group of peer banks identified by the regulators. During its routine examinations of banks, the FDIC has, from time to time, required additions to banks' provisions for possible loan losses and allowances for possible loan losses as the regulators' credit evaluations and allowance for possible loan loss methodology have differed from those of the management of such banks. During the last several years, several large bank holding companies, located in various portions of the United States, have substantially increased their provisions and reserves for loan losses following regulatory examinations.
Such regulatory examinations have focused on loan quality, particularly that of real estate loans. The Banks attempt to reduce the risks of real estate lending through maximum loan-to-value requirements as well as systematic cash flow and initial customer credit history analyses.

     Management believes that the $5.8 million in the allowance for possible loan losses at December 31, 1996 (1.10% of total outstanding loans, net of unearned income at such date) was adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the Banks' loan portfolios, and require greater provisions for possible loan losses in the future.

     FASB STATEMENTS NO. 114 AND 118

     The Company adopted FASB Statements No.'s 114 and 118 in the first quarter of 1995. For purposes of these Statements, management maintains the following policy. Impaired loans are divided into two classifications: doubtful and loss. "Doubtful" loans indicate probable loss and are reserved at 50% of outstanding principal regardless of underlying collateral value. If collateral value is less than 50% of principal, then additional specific reserves are allocated. "Loss" loans are deemed uncollectible by management and are reserved at 100% of outstanding principal value. The Company charges-off loans that it deems to be uncollectible. The Directors Loan Committee approves all loan charge-offs. The following table details impaired loans:


                                IMPAIRED LOANS
                                                          December 31,
                                                 -----------------------------
                                                      1996            1995
                                                 -----------------------------
Principal balance                                    $59,236        $339,026
Interest income recorded during loan impairment           --              --
Reserve for potential credit losses                   29,877         287,773
Unreserved portion of impaired loans                  29,339          51,253
Average principal balance year-to-date                78,879         167,842

     Impaired loans are identified according to the two classification methods in the following table:


                                                           December 31,
                                                 -------------------------------
                                                     1996            1995
                                                 -------------------------------
Doubtful loans outstanding                           $58,719        $102,506
Loss loans outstanding                                   517         236,520

NONPERFORMING ASSETS

     The Company has policies, procedures and underwriting guidelines intended to assist in maintaining the overall quality of its loan portfolio. The Company monitors its delinquency levels for any adverse trends. Nonperforming assets consist of loans on nonaccrual status, loans that have been renegotiated at more favorable terms than those for similar credits, real estate and other assets acquired in partial or full satisfaction of loan obligations and loans that are past due 90 days or more.

     Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans include loans classified as nonaccrual or renegotiated. The Company's policy generally is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. A loan may be placed on nonaccrual status at an earlier date when concerns exist as to the ultimate collections of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual is accounted for on a cash basis. Loans that are contractually past due 90 days or more which are well secured or guaranteed by financially responsible third parties and are in the process of collection generally are not placed on nonaccrual status.

     Nonperforming assets at December 31, 1996 were $2.3 million, an increase of $392,000 or 20.5% from year-end 1995. At year end 1995 nonperforming assets were $1.9 million or 19.1% less than at year end 1994. The increase in nonperforming assets during 1996 is attributable to real estate loans at Valley Bank. Interest on nonaccrual loans is stopped when the loan is so categorized. If interest on such loans had been accrued, such income would have approximated $150,299 for 1996, $87,311 for 1995 and $219,294 for 1994.

     During the past few years, the Southeastern region of the country has experienced a general improvement in the real estate loan market. In view of these market conditions, management has closely monitored and will continue to monitor the Company's real estate and commercial loan portfolio during

1997. Particular attention will be focused on those credits targeted by the loan monitoring and review process. Management's continued emphasis is to seek and maintain a relatively low level of nonperforming assets and returning the current nonperforming assets to an earning status.

     At December 31, 1996, nonperforming assets were 0.44% of loans outstanding plus foreclosed real estate held for sale compared to 0.45% for year end 1995 and 0.70% for year end 1994. Loans ninety days past due and still accruing interest as a percentage of total loans was 0.22%, 0.09% and 0.29% for year end 1996, 1995 and 1994, respectively.

     At December 31, 1996, $1.68 million of nonaccrual loans or 96% of total nonaccrual loans were secured. There were no commitments to lend any additional funds on nonaccrual loans at December 31, 1996. Other foreclosed or repossessed assets taken in consideration of loan amounts due the Company, which consists primarily of repossessed automobiles, are classified in other assets at year-end 1996 and account for less than 1% of total assets. The following table summarizes the Company's nonperforming assets for each of the last five years.

                             NONPERFORMING ASSETS
                                (in thousands)





Year ending December 31,               1996             1995           1994           1993           1992
                                      ---------------------------------------------------------------------
Loans, net unearned income            $523,253         $421,503       $335,911       $287,034      $241,981
                                      =====================================================================
Loans on nonaccrual                   $  1,745         $  1,153       $    921       $  2,988      $  4,302
Renegotiated loans                         ---              ---            ---            ---           ---
                                      ---------------------------------------------------------------------
 Total nonperforming loans            $  1,745         $  1,153       $    921       $  2,988      $  4,302
Other real estate                          561              761          1,444            777           712
                                      ---------------------------------------------------------------------
 Total nonperforming assets           $  2,306         $  1,914       $  2,365       $  3,765      $  5,014
                                      =====================================================================
Loans 90 days or more past due
 and still accruing                   $  1,139         $    383       $    974       $    219      $    508
Total nonperforming loans as
 percentage of total loans                0.33%            0.27%          0.27%          1.04%         1.78%
Total nonperforming assets as
 a percentage of total loans
 and OREO                                 0.44%            0.45%          0.70%          1.31%         2.07%
Loans 90 days past due as a
 percentage of total loans                0.22%            0.09%          0.29%          0.08%         0.21%


NONINTEREST INCOME

     Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities.
In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income. Total noninterest income for 1996 increased $1.7 million or 23.5% compared to 1995. Noninterest income for 1995 showed an increase of $331,000 or 4.9% from 1994 and noninterest income in 1994 was $472,000 or 7.48% higher than in 1993.

                              NONINTEREST INCOME
                                (in thousands)



                                                                                                % Change   % Change
                                            1996                1995                1994         1996-1995  1995-1994
                                    ----------------------------------------------------------  ---------  ---------
Service charge on deposit accounts              $4,019              $3,428              $3,173   17.24%      8.04%
Trust department                                 1,564               1,181               1,057   32.43%     11.73%
Net securities gains realized                      297                 211                 373   40.76%    (43.43)%
Other                                            2,890               2,283               2,170   26.59%      5.21%
                                    ----------------------------------------------------------
              Total                             $8,770              $7,103              $6,773   23.47%      4.89%
                                    ==========================================================

     Fee income from service charges on deposit accounts increased $591,000 or 17.2% in 1996 following a $255,000 or 8% increase in 1995. Pioneer Bank increased its deposit base resulting in increased service charges over 1995. Emphasis on checking account services, appropriate pricing for transaction deposit accounts and fee collection practices for other deposit services will continue to be important factors to increasing noninterest income for future years.

     Trust fees or income from fee-based fiduciary activities increased $383,000 or 32.4% in 1996 compared to the $124,000 or 11.7% increase in 1995.
Assets administered by the Trust Division at December 31, 1996 were $490 million compared to $415 million at the end of 1995 and $286 million at year end 1994. Nonrecurring items of noninterest income include sales of investment portfolio securities. Due to the stable interest rate environment of 1996 and successful investment strategies, the Company realized gains on the sale of investment securities in 1996 of $297,000 compared to $211,000 in 1995. Included in other noninterest income are the gains and losses recognized on the sales of assets such as fixed assets and other real estate owned. These gains and losses amounted to less than $100,000 in 1996, 1995 and 1994.

     Various recurring noninterest income items include bank services such as travelers check fees, safe deposit box fees, fees on letters of credit, origination fees on long term mortgages and fees on sales of mutual funds and annuities. Pioneer Securities, Inc. ("PSI") is a wholly owned subsidiary of Pioneer Bank and had its first year of operation in 1996. Total income for PSI for 1996 was $471,000 and expenses were $461,000, including taxes, providing a net income for the year of $10,000.

NONINTEREST EXPENSE

     Noninterest expense for 1996 increased $2.9 million or 12.7% from 1995, increased $3.4 million or 17.3% in 1995 from 1994 and increased $646,000 or 3.43% in 1994 from 1993. Total salaries and other personnel expenses in 1996 increased $1.79 million or 14.7% from 1995 to a total of $13.9 million at year-end 1996. Salaries in 1995 increased $1.4 million or 12.9% from 1994.
The increases since 1994 are through the addition of approximately 43 employees during 1996 and 30 employees during 1995 and through normal merit pay increases.

     Occupancy and equipment expenses increased by $579,000 or 37.3% in 1996 following a $255,000 or 19.7% increase in 1995. Occupancy and equipment expense in 1996 increased due the depreciation related to technology related equipment purchased in 1995 and 1996 and the new branches in Athens and Vonore, Tennessee as well as equipment replacements and upgrades necessary to support increased business growth.

                             NONINTEREST EXPENSES
                                (in thousands)



                                                                                % Change   % Change
                             1996               1995               1994         1996-1995  1995-1994
                       -------------------------------------------------------  ---------  ---------
Salaries and benefits            $13,949            $12,160            $10,774   14.71%     12.86%
Net occupancy expense              2,129              1,550              1,295   37.35%     19.69%
FDIC insurance                         3                679              1,221  (99.56)%   (44.47)%
Other                              9,659              8,459              6,181   14.19%     36.87%
                       -------------------------------------------------------
        Total                    $25,740            $22,848            $19,471   12.66%     17.34%
                       =======================================================

     All other noninterest expenses increased by $524,000 million or 5.7% in 1996, compared to an $1.7 million or 23.5% increase in 1995. Included in all other noninterest expense is FDIC insurance that in 1996 decreased $676,000 or 99.6% from 1995. The other expenses include professional service expenses, bank travel and entertainment expenses, telephone, supplies, postage expense and amortization of intangible assets. The primary factor for the increase was related to continued bank growth in 1996. The increase in 1995 was related to the Merger and the Marion Purchase. In 1995, the Marion Purchase created a core deposit intangible of $7.2 million to be amortized over 10 years. The Merger was accounted for as a pooling of interests and, therefore, all merger related costs (i.e. legal, accounting and consulting fees) were expensed as incurred.

FDIC INSURANCE ASSESSMENTS

     The Banks, both BIF members, are subject to FDIC deposit insurance assessments. In January 1995, the FDIC announced that the BIF was expected to be fully funded at a 1.25 percent reserve ratio in mid-1995. Within this announcement was the FDIC's intentions to decrease the assessment rates charged to banks which ranged from $.23 to $.31 for every $100 of deposits to a revised range of $.04 to $.31 for the same. The $.23 to $.31 assessment rates were established in September 1992. Under the new assessment rate schedule, which took effect June 1, 1995, the premium charged for the Banks was $.04 for every $100 of deposits. Under the BIF, each financial institution is assigned into one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned into one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the year ended December 31, 1996, Pioneer Bank and Valley Bank paid $1,500 and $1,680, respectively, in BIF deposit insurance premiums, compared to 1995 premiums of $514,000 and $165,000, respectively. The decrease for the Company in 1996 was $675,820 or 99.6%.

     In December 1996, the FDIC announced its decision to retain the existing rate schedule for the first semiannual period of 1997, and to collect an assessment against BIF assessable deposits to be paid to the Financing Corporation ("FICO"). In addition, the FDIC eliminated the $2,000 minimum annual assessment and authorized the refund of the fourth-quarter minimum assessment of $500 paid by certain BIF-insured institutions on September 30, 1996. This change results from the recently enacted Deposit Insurance Funds Act of 1996 ("Funds Act"), which eliminated a statutorily-imposed minimum assessment amount. However, the Funds Act authorizes the FICO to levy assessments on BIF-assessable deposits and stipulates that the rate must equal one-fifth the FICO assessment rate that is applied to deposits assessable by the SAIF. Based upon June 30, 1996, deposit data, the first assessment for 1997 would reflect a FICO rate of approximately 1.29 basis points, on an annual basis, for BIF assessable deposits, and 6.44 basis points for SAIF-assessable deposits. The actual amount for the first six month assessment for 1997 is $17,167. See "Supervision and Regulation - FDIC Insurance Assessments."

INCOME TAXES

     Income tax expense increased $629,949 or 26%, in 1996 from 1995 and decreased $655,000 or 21.3% in 1995 from 1994. The effective tax rate as a percentage of pretax income was 25.3% in 1996, 25.5% in 1995 and 27.6% in 1994. These tax rates are lower than the statutory Federal tax rate of 34% primarily due to investments in loans and securities earning interest income that is exempt from Federal taxation and (for 1994 only) the use of tax loss carry forwards and tax credits.

     As the tax credits were used, the effective tax rate should have increased towards the statutory Federal tax rate, however the Company made marginal decreases in the effective tax rate in 1995 and 1996 by increasing the average holdings in tax-free securities in the investment portfolio. The tax-free income from these investments replaces a portion of the advantages that had been gained while the Company had alternative minimum tax credit carry forwards. In 1996, the effective tax rate was 74% of the statutory Federal tax rate compared to 75% in 1995 and 81% in 1994.

EFFECTS OF ACCOUNTING CHANGES

     FASB Statement Number 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," issued in 1996, establishes financial accounting reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, with the exception of any provisions deferred for implementation by the FASB. The new standard becomes effective January 1, 1997 and supersedes FASB Statement Number 122, "Accounting for Mortgage Service Rights". The standard gives accounting recognition to mortgage servicing contracts similar to that prescribed in current accounting rules and extends this recognition to servicing contracts for all types of financial assets. However, FASB 125 eliminates the current distinction between "normal" and "excess" servicing fees and will generally reclassify these cash flows into two new types of assets: (1) "servicing assets" and (2) certain related interest-only financial assets known as "interest-only strips receivable." Furthermore, the standard establishes a new accounting approach for distinguishing transfers of financial assets that are reported as sales from transfers that are reported as borrowings. The Company does not believe the overall effect of the new standard on its financial statement will be material. The FASB has subsequently issued Statement 127 "Deferral of The Effective Date of Certain Provisions of FASB Statement No. 125". Statement 127 defers for one year the application of Statement 125 as it relates to transfers of financial assets treated as secured borrowings.

PENDING ACQUISITIONS

     The Company does not have any acquisitions pending, but is regularly engaged in evaluating possible acquisitions.

EFFECTS OF INFLATION AND CHANGING PRICES

     Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation.
Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. At the beginning of 1996 the Federal Reserve decreased interest rates 75 basis points in an effort to enhance growth in the economy through monetary policy. The prime rate has remained unchanged since that time. In addition, inflation affects financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely effect liquidity, earnings, and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and can reduce the Banks' earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

     Various information shown elsewhere in this Annual Report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions and the compositions of the loan and security portfolios and the data on the interest sensitivity of loans and deposits should be considered. See "Business - Fiscal and Monetary Policy."

ITEM 8- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are set forth in the pages listed below.

PIONEER BANCSHARES, INC. and SUBSIDIARIES
FINANCIAL STATEMENTS


                                                                         Page(s)
                                                                         -------
Report of Independent Accountants......................................  51
Consolidated Balance Sheets
as of December 31, 1996 and 1995.......................................  52-53
Consolidated Statements of Income
for the years ended December 31, 1996, 1995, 1994......................  54
Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1996, 1995, 1994......................  56-57
Consolidated Statements of Cash Flows
for the years ended December 31, 1996, 1995, 1994......................  58-60
Notes to Consolidated Financial Statements
December 31, 1996......................................................  61-84
Quarterly Results (unaudited)..........................................  85


                               JOESPH DECOSIMO
                                 AND COMPANY
                         CERTIFIED PUBLIC ACCOUNTANTS
             A TENNESSEE REGISTERED LIMITED LIABILITY PARTNERSHIP


--------------------------------------------------------------------------------
PRIVATE COMPANIES PRACTICE SECTION    MEMBER AICPA DIVISION FOR CPA FIRMS
SBA PRACTICE SECTION


                     REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Stockholders
Pioneer Bancshares, Inc. and Subsidiaries
Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of Pioneer Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

One of the company's subsidiaries changed its method of accounting for debt securities in 1994.








                               /s/ Joseph Decosimo and Company, LLP
                               ----------------------------------------
                               JOSEPH DECOSIMO AND COMPANY,LLP


Chattanooga, Tennessee
January 24, 1997

                PIONEER  BANCSHARES,  INC.  AND  SUBSIDIARIES

                        CONSOLIDATED  BALANCE  SHEETS

                          DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------


                                        1996          1995
               ASSETS

Cash                                $ 55,580,542  $ 54,738,367
Federal Funds Sold                     1,635,000     5,935,000
                                    ------------  ------------
                                      57,215,542    60,673,367
                                    ------------  ------------


Interest Bearing Deposits in Banks       350,000       200,000
                                    ------------  ------------

Investment Securities -
 Securities Available-for-Sale       191,519,206   208,968,272
 Securities Held-to-Maturity          59,409,004    78,039,861
                                    ------------  ------------
                                     250,928,210   287,008,133
                                    ------------  ------------


Loans                                524,848,826   423,190,819
 Less:
  Unearned Interest and Loan Fees      1,596,242     1,688,302
  Allowance for Loan Losses            5,758,048     5,871,790
                                    ------------  ------------
                                     517,494,536   415,630,727
                                    ------------  ------------


Premises and Equipment, net           20,241,720    16,409,575
                                    ------------  ------------


Other Assets                          21,009,502    19,346,328
                                    ------------  ------------



TOTAL ASSETS                        $867,239,510  $799,268,130
                                    ============  ============



   The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------

                                                        1996           1995
       LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities -
 Deposits -
  Noninterest-Bearing Demand                        $125,529,309   $127,776,006
  Interest-Bearing Demand                            120,146,268    118,083,723
                                                    ------------   ------------
                                                     245,675,577    245,859,729
                                                    ------------   ------------

  Savings                                            111,748,510     88,556,464
                                                    ------------   ------------

  Time Deposits -
   Certificates of Deposit of $100,000
    or more                                           56,086,477     51,463,977
   Time Deposits of less than $100,000               279,056,446    276,215,085
                                                    ------------   ------------
                                                     335,142,923    327,679,062
                                                    ------------   ------------

     Total Deposits                                  692,567,010    662,095,255

 Federal Funds Purchased                              13,500,000      5,000,000
 Securities Sold Under Agreements to Repurchase       49,838,840     36,914,586

 Other Liabilities                                     7,410,193      7,633,130

 Long-Term Debt                                       10,000,000              -
                                                    ------------   ------------

     Total Liabilities                               773,316,043    711,642,971
                                                    ------------   ------------

 Commitments and Contingencies

 Stockholders' Equity -
 Preferred Stock - 1,000,000 shares
  authorized in 1996; 0 shares issued                          -              -
 Common Stock - $.005 par value - 15,000,000
  shares authorized for 1996 and 8,000,000 shares
  authorized for 1995; 3,759,912 shares issued            18,800         18,800
 Surplus                                              64,885,532     64,727,548
 Retained Earnings                                    28,771,470     23,045,747
 Unrealized Appreciation on Securities, net of
  tax of $508,902 for 1996 and $197,682 for 1995         806,449        311,844
 Less:  Treasury Stock - 15,269 for 1996 and
  18,914 for 1995, at cost                              (558,784)      (478,780)
                                                    ------------   ------------

     Total Stockholders' Equity                       93,923,467     87,625,159
                                                    ------------   ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $867,239,510   $799,268,130
                                                    ============   ============

                PIONEER  BANCSHARES,  INC.  AND  SUBSIDIARIES

                     CONSOLIDATED  STATEMENTS  OF  INCOME

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

--------------------------------------------------------------------------------

                                                  1996          1995        1994
INTEREST INCOME
 Loans                                        $40,478,225  $31,451,292  $25,179,878
 Investment Securities -
  U.S. Treasury                                 2,832,786    2,936,475    2,386,413
  U.S. Government Agencies                      6,481,897    8,083,917    7,966,954
  States and Political Subdivisions             3,998,347    4,049,060    3,838,075
  Other                                         2,095,404      871,748      135,878
 Federal Funds Sold                               485,909    1,459,781      656,128
                                              -----------  -----------  -----------
  Total Interest Income                        56,372,568   48,852,273   40,163,326
                                              -----------  -----------  -----------

INTEREST EXPENSE
 Interest-Bearing Demand Deposits               3,308,271    3,076,817    2,367,839
 Savings Deposits                               2,613,680    2,395,598    2,318,630
 Time Deposits of Less Than $100,000           14,583,063   12,994,655    7,955,972
 Certificates of Deposit of $100,000 or more    3,162,849    2,767,116    1,583,110
 Other                                          2,586,455    1,748,692      642,973
                                              -----------  -----------  -----------
  Total Interest Expense                       26,254,318   22,982,878   14,868,524
                                              -----------  -----------  -----------

 Net Interest Income                           30,118,250   25,869,395   25,294,802
 Provision for Loan Losses                      1,097,000      618,500    1,456,769
                                              -----------  -----------  -----------
  Net Interest Income After
   Provision for Loan Losses                   29,021,250   25,250,895   23,838,033
                                              -----------  -----------  -----------

NONINTEREST INCOME
 Trust Department                               1,563,925    1,181,175    1,056,815
 Service Charges on Deposit Accounts            4,018,786    3,428,139    3,172,925
 Net Securities Gains                             297,003      211,065      372,520
 Other                                          2,889,875    2,282,642    2,169,774
                                              -----------  -----------  -----------
  Total Noninterest Income                      8,769,589    7,103,021    6,772,034
                                              -----------  -----------  -----------

NONINTEREST EXPENSES
 Salaries and Employee Benefits                13,948,685   12,160,404   10,774,418
 Net Occupancy                                  2,129,070    1,550,486    1,295,257
 Other                                          9,662,055    9,136,980    7,401,787
                                              -----------  -----------  -----------
  Total Noninterest Expenses                   25,739,810   22,847,870   19,471,462
                                              -----------  -----------  -----------

INCOME BEFORE INCOME TAXES                     12,051,029    9,506,046   11,138,605

 Income Tax Provision                           3,054,182    2,424,233    3,079,445
                                              -----------  -----------  -----------

NET INCOME                                    $ 8,996,847  $ 7,081,813  $ 8,059,160
                                              ===========  ===========  ===========

NET INCOME PER SHARE                          $      2.39  $      1.88  $      2.14
                                              ===========  ===========  ===========

WEIGHTED AVERAGE COMMON SHARES                  3,759,912    3,759,912    3,759,912
                                              ===========  ===========  ===========



    The accompanying notes are an integral part of the financial statements.

                      THIS PAGE INTENTIONALLY LEFT BLANK

                PIONEER  BANCSHARES,  INC.  AND  SUBSIDIARIES

              CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

--------------------------------------------------------------------------------



                                                                                         UNREALIZED
                                                                                        APPRECIATION
                                             COMMON STOCK                   RETAINED   (DEPRECIATION)    TREASURY
                                           SHARES    AMOUNT     SURPLUS     EARNINGS    ON SECURITIES      STOCK
BALANCE - December 31, 1993              1,879,956  $18,800  $64,727,548  $ 15,049,828  $    573,718   $     -

 Net Income                                                                  8,059,160

 Cash Dividends                                                             (3,110,978)

 Stock Dividends - Sweetwater
  Valley Corp.                                                              (1,185,408)

 Net Changes in Unrealized Appreciation
  on Securities                                                                           (6,165,013)

 Purchase of 2,958 Shares of
  Treasury Stock, at cost                                                                                  (62,618)
                                         ---------  -------  -----------  ------------  ------------   -----------

BALANCE - December 31, 1994              1,879,956   18,800   64,727,548    18,812,602    (5,591,295)      (62,618)

 Net Income                                                                  7,081,813

 Cash Dividends                                                             (2,848,668)

 Net Changes in Unrealized Appreciation
  on Securities                                                                            5,903,139

 Purchase of 15,956 Shares of
  Treasury Stock, at cost                                                                                 (416,162)
                                         ---------  -------  -----------  ------------  ------------   -----------

BALANCE - December 31, 1995              1,879,956   18,800   64,727,548    23,045,747       311,844      (478,780)

 Net Income                                                                  8,996,847

 Two-for-One Stock Split                 1,879,956

 Cash Dividends                                                             (3,271,124)

 Net Changes in Unrealized
  Appreciation on Securities                                                                 494,605

 Purchase of 32,298 Shares of
  Treasury Stock, at cost                                                                               (1,169,819)

 Issuance of 35,943 Shares of
  Treasury Stock                                                 157,984                                 1,089,815
                                         ---------  -------  -----------  ------------  ------------   -----------

BALANCE - December 31, 1996              3,759,912  $18,800  $64,885,532  $ 28,771,470  $    806,449   $  (558,784)
                                         =========  =======  ===========  ============  ============   ===========


   The accompanying notes are an integral part of the financial statements.

                PIONEER  BANCSHARES,  INC.  AND  SUBSIDIARIES

                  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

--------------------------------------------------------------------------------



                                                 1996            1995           1994
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Interest Received                         $   56,105,010  $  47,623,082   $ 39,146,810
 Noninterest Income Received                    8,391,824      6,905,609      6,388,412
 Interest Paid                                (26,964,352)   (19,975,569)   (14,207,205)
 Cash Paid to Suppliers and Employees         (22,565,874)   (20,375,798)   (17,297,501)
 Income Taxes Paid                             (4,232,414)    (2,527,825)    (3,097,179)
                                           --------------  -------------   ------------
    NET CASH PROVIDED BY
     OPERATING ACTIVITIES                      10,734,194     11,649,499     10,933,337
                                           --------------  -------------   ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES
 Net Increase in Loans                       (103,593,560)   (85,748,513)   (51,237,800)
 Purchase of Premises and Equipment            (6,088,571)    (4,065,769)    (4,857,113)
 Proceeds from Sale of Premises and
  Equipment and Other Real Estate                 628,765      1,042,803        176,099
 Proceeds from Sales and Maturities of
  Available-for-Sale Securities                87,956,332     62,823,196    100,020,863
 Purchase of Available-for-Sale Securities    (69,142,425)   (71,439,379)   (63,675,977)
 Proceeds from Maturities of Held-to-
  Maturity Securities                          17,494,575      3,921,746      5,399,547
 Purchase of Held-to-Maturity Securities                -     (5,875,427)   (26,810,210)
 Net Increase in Interest Bearing
  Deposits in Banks                              (150,000)              -       (75,000)
 Marion County Acquisition                              -     (7,453,700)             -
                                           --------------  -------------   ------------
    NET CASH USED BY INVESTING
     ACTIVITIES                               (72,894,884)  (106,795,043)   (41,059,591)
                                           --------------  -------------   ------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
 Net Increase in Demand, Interest-Bearing
  Demand and Savings Deposits                  23,007,894     12,743,930     26,933,601
 Net Increase in Time Deposits                  7,463,861     74,101,848     12,696,051
 Net Increase in Federal Funds
  Purchased and Securities Sold Under
  Agreements to Repurchase                     21,424,254      3,444,280     24,332,930
 Proceeds from Issuance of
  Long-Term Debt                               10,000,000              -              -
 Dividends Paid                                (3,271,124)    (2,848,668)    (3,322,599)
 Purchase of Treasury Stock                    (1,169,819)      (416,162)       (62,618)
 Proceeds from Reissuance of
  Treasury Stock                                1,247,799              -              -
                                           --------------  -------------   ------------
    NET CASH PROVIDED BY
     FINANCING ACTIVITIES                      58,702,865     87,025,228     60,577,365
                                           --------------  -------------   ------------



   The accompanying notes are an integral part of the financial statements.

                PIONEER  BANCSHARES,  INC.  AND  SUBSIDIARIES

                  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

--------------------------------------------------------------------------------




                                         1996            1995           1994
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS               $(3,457,825)    $(8,120,316)    $30,451,111

CASH AND CASH EQUIVALENTS -
  beginning of year                  60,673,367      68,793,683      38,342,572
                                    -----------     -----------     -----------

CASH AND CASH EQUIVALENTS -
  end of year                       $57,215,542     $60,673,367     $68,793,683
                                    ===========     ===========     ===========

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING
 ACTIVITIES
 Net Income                         $ 8,996,847     $ 7,081,813     $ 8,059,160
 Other Gains and Losses, net           (162,367)         31,750          37,690
 Amortization and Accretion           1,877,989         963,645       1,144,490
 Depreciation                         1,866,623       1,571,077       1,150,213
 Write Down of Other Real Estate        158,200          14,818               -
 Provision for Loan Losses            1,097,000         618,500       1,456,769
 Gain on Sale of Securities            (297,003)       (211,065)       (372,520)
 Gain on Sale of Premises
  and Equipment                        (238,962)           (766)           (412)
 Gain on Sale of Other Real Estate            -            (399)         (4,421)
 Deferred Income Taxes                 (829,409)       (300,290)       (177,694)
 Changes in Operating Assets
  and Liabilities -
  Decrease (Increase) in -
   Income Taxes Refundable                    -               -         137,091
   Interest Receivable                  (84,658)     (1,229,191)     (1,016,516)
   Other Assets                      (1,198,900)       (424,556)       (198,678)
  Increase (Decrease) in -
   Interest Payable                    (710,034)      3,007,309         661,319
   Other Liabilities                    607,691         330,156          56,846
   Income Taxes Payable                (348,823)        196,698               -
                                    -----------     -----------     -----------

NET CASH PROVIDED BY OPERATING
 ACTIVITIES                         $10,734,194     $11,649,499     $10,933,337
                                    ===========     ===========     ===========



   The accompanying notes are an integral part of the financial statements.

                PIONEER  BANCSHARES,  INC.  AND  SUBSIDIARIES

                  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

--------------------------------------------------------------------------------





                                             1996       1995        1994
 SUPPLEMENTAL DISCLOSURES OF
  NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Increase in Other Real Estate Owned     $632,751  $   55,000  $   888,747
  Unrealized Appreciation (Depreciation)
   of Securities, net of Deferred Taxes   $494,605  $5,903,139  $(6,165,013)
  Transfers to Property and Equipment     $ -       $   -       $    60,000
  Stock Dividend Declared and
   Distributed                            $ -       $   -       $ 1,185,408



   The accompanying notes are an integral part of the financial statements.

                PIONEER  BANCSHARES,  INC.  AND  SUBSIDIARIES

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by the company are as follows:

DESCRIPTION OF BUSINESS - Pioneer Bancshares, Inc. is a two bank holding company which owns 100% of the outstanding stock of Pioneer Bank and Valley Bank. Pioneer Bank has two wholly-owned subsidiaries, Center Finance Company, Inc. (formerly Center Loan and Thrift, a wholly-owned subsidiary of Valley Company) and Pioneer Securities. Marion Properties, Inc. (formerly a wholly-owned subsidiary of Pioneer Bank) was dissolved during 1996. Pioneer Bank also has two trusteed affiliates, Frontier Corporation and Valley Company. Valley Company has one wholly-owned subsidiary, Oneida Life Insurance Company. The banks and Pioneer Bank's subsidiaries and affiliates provide banking, trust, and investment services in the Hamilton, Marion, McMinn and Monroe County areas of Tennessee. Pioneer Bank's principal office is in Chattanooga and Valley Bank's principal office is in Sweetwater, Tennessee.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Pioneer Bancshares, Inc., its wholly-owned subsidiaries and the trusteed affiliates. Frontier Corporation and Valley Company are held in trust for the benefit of Pioneer Bank's stockholder for a period of one hundred years from 1956. At any time, the trusts may be liquidated by a two-thirds vote of Pioneer Bank's stockholder.

Substantially all intercompany transactions, profits and balances have been eliminated.

CASH AND DUE FROM BANKS - The banks maintain at various financial institutions cash accounts which may exceed federally insured amounts at times.

CASH AND CASH EQUIVALENTS - For purposes of cash flows, the banks consider Federal Funds Sold to be cash equivalents.

INVESTMENT SECURITIES - Investment securities considered held-to-maturity are stated at cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. Investment securities considered available-for-sale are adjusted for unrealized holding gains and losses and recorded at fair value. The difference in fair value and cost adjusted for amortization and accretion for securities available-for-sale is shown as a separate component of stockholders' equity net of income tax effects. Gains or losses on disposition are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

DERIVATIVE FINANCIAL INSTRUMENTS - The banks enter into variable and fixed rate loan commitments with off balance sheet risk. The contract amounts and nature and terms of the commitments are disclosed separately in the notes to the consolidated financial statements. The banks hold no other instruments meeting the definition of derivative financial instruments as defined by Statement of Accounting Standards 119.

INSTALLMENT LOANS - Unearned interest, relating principally to installment loans made on a discount basis, is stated at the amount refundable upon prepayment. Interest income on these loans is recognized on scheduled payment dates by use of the sum-of-the-months digits method.

                PIONEER  BANCSHARES,  INC.  AND  SUBSIDIARIES

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

ALLOWANCE FOR LOAN LOSSES - The banks provide for loan losses on a reserve basis and include in operating expenses an estimated amount for credit losses determined by management based on loan loss experience and evaluation of potential loss in the current loan portfolio. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Certain loans on which the accrual of interest is discontinued are considered impaired and are carried at the fair value of their underlying collateral. Any difference between the loan's fair value and carrying amount is recorded as a reserve for loan losses.

INTEREST INCOME ON LOANS - Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed.

LOAN ORIGINATION FEES - Loan origination fees and related direct incremental loan costs are offset and the resulting net amount is deferred and taken into income as a loan yield adjustment using a method which approximates the level yield method.

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation. Expenditures for repairs, maintenance and minor improvements are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and related accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the depreciable assets. Deferred income taxes are provided for differences in the computation of depreciation for book and tax purposes.

INTANGIBLE ASSETS - Intangible assets are amortized over the following lives:




                                                    LIFE
      Organization Costs                          5 years
      Goodwill                                 18 - 40 years
      Core Deposit Intangibles                    10 years


The company reviews recoverability of the carrying value of goodwill using projections of future cash flows and future earnings. The company's basis for write-offs of the carrying value of goodwill is based on management's best estimate of the future performance of the affected entity.

                PIONEER  BANCSHARES,  INC.  AND  SUBSIDIARIES

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

FORECLOSED ASSETS - Foreclosed assets are stated at the lower of their carrying amount or current fair value less the cost to sell.

POSTRETIREMENT BENEFITS - Postretirement benefits are accounted for under SFAS 106, "Accounting for Postretirement Benefits other than Pensions." The statement requires accrual, during the years that the employee renders the necessary service, of the expected cost of providing those benefits to an employee and the employee's beneficiaries and covered dependents.

INCOME TAXES - Deferred income taxes arise from temporary differences between the income tax basis and financial reporting basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

COMMON STOCK DATA - Earnings per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period.

TRUST DEPARTMENT ASSETS - Property (other than cash deposits) held by the banks in a fiduciary or agency capacity for their customers is not included in the consolidated balance sheets, since such items are not assets of the banks.

ESTIMATES AND UNCERTAINTIES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation.

                PIONEER  BANCSHARES,  INC.  AND  SUBSIDIARIES

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

INVESTMENT SECURITIES

During 1993, Pioneer Bank adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Valley Bank adopted Statement 115 in 1994. The statement requires investment securities to be classified into three categories: held-to-maturity, available-for-sale and trading. For securities to be classified as held-to-maturity, the bank must demonstrate the positive intent and ability to hold the securities to maturity. Trading securities, of which the banks have none, are securities bought and held principally for the purpose of selling them in the near future. Available-for-sale securities are those securities not classified as held-to-maturity or trading.

Investment securities as of December 31, 1996, are summarized as follows:



                                                CARRYING       UNREALIZED      UNREALIZED      APPROXIMATE
AVAILABLE-FOR-SALE                               VALUE            GAINS          LOSSES       MARKET VALUE
 U.S. Treasury -
  Maturing within one year                    $ 17,141,424    $   46,790       $  1,954       $ 17,186,260
  Maturing after one but within five years      24,338,707        94,912         46,786         24,386,833
                                              ------------    ----------       --------       ------------
                                                41,480,131       141,702         48,740         41,573,093
                                              ------------    ----------       --------       ------------

 U.S. Government Agencies -
  Maturing within one year                       6,026,699        34,702          2,760          6,058,641
  Maturing after one but within five years      17,276,312       124,625        163,832         17,237,105
  Maturing after five but within ten years       2,114,363        24,759              -          2,139,122
  Maturing after ten years                      12,195,041       209,715              -         12,404,756
                                              ------------    ----------       --------       ------------
                                                37,612,415       393,801        166,592         37,839,624
                                              ------------    ----------       --------       ------------

 State and Political Subdivisions -
  Maturing within one year                       3,068,831        30,385            995          3,098,221
  Maturing after one but within five years      42,817,254       645,274        133,138         43,329,390
  Maturing after five but within ten years      31,769,219       761,453         74,982         32,455,690
  Maturing after ten years                       1,875,207        95,536             10          1,970,733
                                              ------------    ----------       --------       ------------
                                                79,530,511     1,532,648        209,125         80,854,034
                                              ------------    ----------       --------       ------------
 Corporate Debt -
  Maturing within one year                       6,055,142          2,988        44,930          6,013,200
  Maturing after one but within five years      20,149,319        207,290        97,613         20,258,996
                                              ------------    -----------      --------       ------------
                                                26,204,461        210,278       142,543         26,272,196
                                              ------------    -----------      --------       ------------

 Other -
  Maturing within one year                       3,217,542              -             -          3,217,542
  Maturing after one but within five years         145,333              -             -            145,333
  Maturing after five but within ten years         169,165              -             -            169,165
  Maturing after ten years                       1,448,219              -             -          1,448,219
                                              ------------    -----------      --------       ------------
                                                 4,980,259              -             -          4,980,259
                                              ------------    -----------      --------       ------------

 Total Investment Securities Available-       $189,807,777    $ 2,278,429      $567,000       $191,519,206
 for-Sale                                     ============    ===========      ========       ============

HELD-TO-MATURITY

 U.S. Government Agencies -
  Maturing within one year                    $  4,053,597    $       -        $  3,146       $  4,050,451
  Maturing after one but within five years      38,242,143         10,002       116,119         38,136,026
  Maturing after five but within ten years      10,965,317          6,515             -         10,971,832
  Maturing after ten years                       6,147,947         12,688             -          6,160,635
                                              ------------    -----------      --------       ------------

 Total Investment Securities Held-to-
 Maturity                                     $ 59,409,004    $    29,205      $119,265       $ 59,318,944
                                              ============    ===========      ========       ============

                PIONEER  BANCSHARES,  INC.  AND  SUBSIDIARIES

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

INVESTMENT SECURITIES - continued

Investment securities as of December 31, 1995, are summarized as follows:

                                                   CARRYING    UNREALIZED  UNREALIZED  APPROXIMATE
AVAILABLE-FOR-SALE                                  VALUE         GAINS      LOSSES    MARKET VALUE
 U.S. Treasury -
  Maturing within one year                       $ 19,980,089  $   51,522  $   46,925  $ 19,984,686
  Maturing after one but within five years         31,633,067     480,797      16,865    32,096,999
                                                 ------------  ----------  ----------  ------------
                                                   51,613,156     532,319      63,790    52,081,685
                                                 ------------  ----------  ----------  ------------
 U.S. Government Agencies -
  Maturing within one year                          6,628,731      56,602      14,948     6,670,385
  Maturing after one but within five years         24,629,957     147,733     339,468    24,438,222
  Maturing after five but within ten years            492,147       6,082       -           498,229
  Maturing after ten years                         14,394,099     206,432       7,655    14,592,876
                                                 ------------  ----------  ----------  ------------
                                                   46,144,934     416,849     362,071    46,199,712
                                                 ------------  ----------  ----------  ------------
 State and Political Subdivisions -
  Maturing within one year                          2,302,110      20,505       1,694     2,320,921
  Maturing after one but within five years         28,195,464     308,446      33,673    28,470,237
  Maturing after five but within ten years         51,339,401     671,774     645,866    51,365,309
  Maturing after ten years                          1,515,688      54,033       -         1,569,721
                                                 ------------  ----------  ----------  ------------
                                                   83,352,663   1,054,758     681,233    83,726,188
                                                 ------------  ----------  ----------  ------------
 Corporate Debt -
  Maturing within one year                          5,266,279      23,610       -         5,289,889
  Maturing after one but within five years         15,050,040     214,844       -        15,264,884
                                                 ------------  ----------  ----------  ------------
                                                   20,316,319     238,454       -        20,554,773
                                                 ------------  ----------  ----------  ------------
 Other -
  Maturing within one year                          2,547,841       -           -         2,547,841
  Maturing after one but within five years            141,657       -           -           141,657
  Maturing after five but within ten years          2,206,165       8,331       7,237     2,207,259
  Maturing after ten years                          1,499,763       9,394           -     1,509,157
                                                 ------------  ----------  ----------  ------------
                                                    6,395,426      17,725       7,237     6,405,914
                                                 ------------  ----------  ----------  ------------

 Total Investment Securities Available-for-Sale  $207,822,498  $2,260,105  $1,114,331  $208,968,272
                                                 ============  ==========  ==========  ============
HELD-TO-MATURITY

 U.S. Treasury -
  Maturing within one year                       $     99,835  $    -      $    -      $     99,835
                                                 ------------  ----------  ----------  ------------

 U.S. Government Agencies -
  Maturing within one year                          1,200,469       -           7,828     1,192,641
  Maturing after one but within five years         52,659,595     172,935      43,136    52,789,394
  Maturing after five but within ten years          8,401,805      98,507       -         8,500,312
  Maturing after ten years                         15,678,157       -           -        15,678,157
                                                 ------------  ----------  ----------  ------------
                                                   77,940,026     271,442      50,964    78,160,504
                                                 ------------  ----------  ----------  ------------

 Total Investment Securities Held-to-Maturity    $ 78,039,861  $  271,442  $   50,964  $ 78,260,339
                                                 ============  ==========  ==========  ============



Securities pledged to secure various public deposits and other balances have an amortized cost of $137,940,623 and a market value of $138,105,735 as of December 31, 1996 and an amortized cost of $148,609,136 and a market value of $149,107,208 as of December 31, 1995.

Included in U.S. Government Agencies are certain mortgage-backed securities with a carrying value of $12,195,041 available-for-sale and $20,921,424 held-to-maturity for 1996 and $18,290,439 available-for-sale in 1995, and an approximate market value of $12,404,756 available-for-sale and $20,590,450 held-to-maturity for 1996 and $18,457,549 available-for-sale for 1995.

Proceeds from sales of securities totaled $52,255,678 for 1996, $35,589,478 for 1995 and $52,621,165 for 1994. Gross gains realized on sales totaled $354,082 for 1996, $345,433 for 1995 and $593,043 for 1994, and gross losses realized on those sales totaled $57,079 for 1996, $134,368 for 1995 and $220,522 for 1994.

As permitted by the Financial Accounting Standards Board, the banks made a one-time reclassification of certain securities prior to December 31, 1995. Securities transferred from the held-to-maturity to the available-for-sale classification had amortized cost of $75,752,721 and unrealized gain of $328,486, net of tax, as of the date of transfer. Securities transferred from available-for-sale to held-to-maturity had a carrying value of $78,039,861 and an unrealized loss, net of tax, of $432,649 as of the date of transfer.

                PIONEER  BANCSHARES,  INC.  AND  SUBSIDIARIES

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

LOANS

Loans by type are summarized as follows:




                                                   1996           1995
     Real Estate Loans                         $333,851,000   $290,640,865
     Commercial and Industrial Loans            106,426,000     69,693,599
     Loans to Individuals for Household,
      Family and Other Consumer Expenditures     75,840,000     54,293,175
     Other Loans                                  8,731,826      8,563,180
                                               ------------   ------------
       Total Loans                              524,848,826    423,190,819
     Unearned Interest and Loan Fees             (1,596,242)    (1,688,302)
     Allowance for Loan Losses                   (5,758,048)    (5,871,790)
                                               ------------   ------------
       Net Loans                               $517,494,536   $415,630,727
                                               ============   ============


Certain directors of Pioneer Bank and Valley Bank and companies in which they are principal owners were loan customers of the banks during 1996 and 1995. In the opinion of management, such loans are made in the ordinary course of business at normal credit terms including interest rate and collateralization. Loans to these persons and to their related organizations totaled $4,563,911 as of December 31, 1996 and $6,037,011 as of December 31, 1995. During 1996, $3,119,757 of these loans were made and repayments totaled $4,592,857.

Loans, including impaired loans, on which the accrual of interest has been discontinued or reduced totaled $1,744,703 as of December 31, 1996 and $1,152,751 as of December 31, 1995. If interest on such loans had been accrued, such income would have approximated $150,299 for 1996 and $87,311 for 1995.


ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses are summarized as follows:




                                        1996         1995         1994
       Allowance for Loan Losses -
        beginning of year           $ 5,871,790   $5,355,354   $5,370,939
        Provision for Loan Losses     1,097,000      618,500    1,456,769
        Loans Charged Off            (2,608,561)    (529,686)  (2,903,960)
        Recoveries                    1,397,819      427,622    1,431,606
                                    -----------   ----------   ----------
       Allowance for Loan Losses -
        end of year                 $ 5,758,048   $5,871,790   $5,355,354
                                    ===========   ==========   ==========


Because of uncertainties inherent in the estimation process, management's estimate of credit losses in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

                PIONEER  BANCSHARES,  INC.  AND  SUBSIDIARIES

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES - continued

Impaired loans and related information are as follows:




                                             1996       1995
Principal Balance                          $ 59,236  $ 339,026
Allowance for Loan Losses                   (29,877)  (287,773)
                                           --------  ---------
Unreserved Portion of Impaired Loans        $29,359  $  51,253
                                           ========  =========

Average Principal Balance - Year to Date    $78,879  $ 167,842
                                           ========  =========


Interest income on impaired loans is recognized only after the principal balance is deemed current. The allowance for loan losses above is a portion of the banks' total allowance for loan losses.

No interest income was recognized on these loans for the three years ended December 31, 1996.


PREMISES AND EQUIPMENT

Premises and equipment consist of the following:




                                1996           1995
Land                        $  3,122,924  $  3,168,543
Buildings and Improvements    17,720,357    15,742,813
Equipment                     12,796,890     9,643,175
Livestock                         73,824        71,375
                            ------------  ------------
                              33,713,995    28,625,906
Accumulated Depreciation     (13,472,275)  (12,216,331)
                            ------------  ------------
                            $ 20,241,720  $ 16,409,575
                            ============  ============


Depreciation expense is summarized as follows:




                                    1996        1995        1994
Net Occupancy Expense            $  798,288  $  599,583  $  371,104
Furniture and Equipment Expense   1,057,068     963,387     771,435
Other                                11,267       8,107       7,674
                                 ----------  ----------  ----------
                                 $1,866,623  $1,571,077  $1,150,213
                                 ==========  ==========  ==========



DEPOSITS

The aggregate amount of maturities for time deposits having a remaining term of more than one year as of December 31, 1996, are as follows:



1998                                                         $25,441,729
1999                                                         $12,363,971
2000 and 2001                                                $ 4,490,496
Thereafter                                                   $    71,713

                PIONEER  BANCSHARES,  INC.  AND  SUBSIDIARIES

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

BUSINESS COMBINATION

On June 15, 1995, Pioneer Bank acquired all of the deposits and certain facilities, furnishings and equipment of three NationsBank branches in Marion County in a combination accounted for as a purchase. The results of operations for the three branches are included in the financial statements since the date of acquisition. The total cost of the acquisition was $8,383,409. Deposits of $70,700,471 were also assumed. The total cost of the acquisition exceeded the fair value of the net assets acquired by $7,246,798. The excess is being amortized as a core deposit intangible over ten years.

On November 30, 1995, the company acquired Sweetwater Valley Corp. in a business combination accounted for as a pooling of interests. Sweetwater Valley Corp. was a one bank holding company owning all of the outstanding common stock of Valley Bank. As a part of the merger, Sweetwater Valley Corp. was dissolved. Valley Bank became a wholly-owned subsidiary of the company through the exchange of 479,956 shares of the company's common stock for all of the outstanding stock of Sweetwater Valley Corp. The financial statements for 1995 are based on the assumption that the companies were combined for the full year, and financial statements for prior years have been restated to give effect to the combination.

Separate results of operations for the periods prior to the merger with Sweetwater Valley Corp. are as follows:



                                 UNAUDITED
                              11 MONTHS ENDED    YEAR ENDED
                                NOVEMBER 30,    DECEMBER 31,
                                   1995             1994
S>
NET INTEREST INCOME, AFTER
 PROVISION FOR LOAN LOSSES
 Pioneer Bancshares, Inc.      $16,836,825      $ 17,106,336
 Sweetwater Valley Corp.         6,247,748         6,731,697
                               -----------      ------------
 Combined                      $23,084,573      $ 23,838,033
                               ===========      ============

NET INCOME
 Pioneer Bancshares, Inc.      $ 5,156,108      $  6,009,384
 Sweetwater Valley Corp.         1,717,660         2,049,776
                               -----------      ------------
 Combined                      $ 6,873,768      $  8,059,160
                               ===========      ============

OTHER CHANGES IN STOCKHOLDERS'
 EQUITY
 Pioneer Bancshares, Inc.      $ 2,158,218      $ (7,191,237)
 Sweetwater Valley Corp.         1,018,101        (3,332,780)
                               -----------      ------------
 Combined                      $ 3,176,319      $(10,524,017)
                               ===========      ============

                PIONEER  BANCSHARES,  INC.  AND  SUBSIDIARIES

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of Pioneer Bank's financial instruments are as follows:



                                                   1996                          1995
                                     CARRYING AMOUNT   FAIR VALUE  CARRYING AMOUNT    FAIR VALUE
Financial Assets -
 Cash and Short-Term Investments       $ 57,565,542   $ 57,565,542   $ 60,873,367   $ 60,873,367
 Investment Securities                  250,928,210    250,838,150    287,008,133    287,228,611
 Loans                                  523,252,584    523,809,697    421,502,517    425,969,034
 Allowance for Loan Losses               (5,758,048)    (5,758,048)    (5,871,790)    (5,871,790)
                                       ------------   ------------   ------------   ------------
                                       $825,988,288   $826,455,341   $763,512,227   $768,199,222
                                       ============   ============   ============   ============
Financial Liabilities -
 Deposits -
  Noninterest Bearing
   Demand                              $125,529,309   $125,529,309   $127,776,006   $127,776,006
  Interest Bearing Demand               120,146,268    120,146,268    118,083,723    118,083,723
  Savings                               111,748,510    111,748,510     88,556,464     88,556,464
  Certificates of Deposit of
   $100,000 or More                      56,086,477     56,412,475     51,463,977     51,492,608
  Time Deposits of Less
   than $100,000                        279,056,446    275,556,255    276,215,085    276,350,896
  Long-Term Debt                         10,000,000     10,000,000         -              -
                                       ------------   ------------   ------------   ------------
                                       $702,567,010   $699,392,817   $662,095,255   $662,259,697
                                       ============   ============   ============   ============
Unrecognized Financial Instruments -
 Commitments to Extend Credit          $ 93,557,932   $ 93,557,932   $ 75,795,285   $ 75,795,285
 Standby Letters of Credit             $  3,650,766   $  3,650,766   $  1,268,599   $  1,268,599
 Credit Card Arrangements              $  8,811,081   $  8,811,081   $  5,914,782   $  5,914,782


The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND SHORT-TERM INVESTMENTS - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

INVESTMENT SECURITIES - For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

LOAN RECEIVABLES - For certain homogeneous categories of loans, such as some residential mortgages, credit card receivables, and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

                  PIONEER BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

DEPOSIT LIABILITIES - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

LONG-TERM DEBT - The fair value of the company's long-term debt is estimated using discounted cash flow analysis based on the company's current incremental borrowing rate for similar types of borrowing arrangements.


INCOME TAX PROVISION

The income tax provision consists of the following:




                         1996          1995         1994
Current Provision      $3,883,591   $2,724,523   $3,257,139
Deferred Provision       (829,409)    (300,290)    (177,694)
                       ----------   ----------   ----------
Income Tax Provision   $3,054,182   $2,424,233   $3,079,445
                       ==========   ==========   ==========


Reconciliation of the income tax provision to statutory rates is as follows:




                                             1996         1995         1994
Federal Income Tax at Statutory Rate    $  4,097,350  $ 3,232,056  $ 3,786,842
Tax-Exempt Interest                       (1,291,906)  (1,281,994)  (1,251,989)
Alternative Minimum Tax Credit Utilized       -             -          (46,515)
Other                                       (140,384)     (22,367)     157,165
Nondeductible Acquisition Costs               -           131,598        -
State Income Taxes - net of
 federal income tax benefit                  389,122      364,940      433,942
                                        ------------  -----------  -----------
Income Tax Provision                    $  3,054,182  $ 2,424,233  $ 3,079,445
                                        ============  ===========  ===========

                  PIONEER BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

INCOME TAX PROVISION - continued

The tax effects of each type of significant item that gave rise to deferred taxes are:




                               1996         1995
DEFERRED TAX ASSETS
 Loan Loss Reserve         $1,009,733   $  480,696
 Unearned Loan Fees           204,555      127,807
 Goodwill                     148,962       49,721
 Other Real Estate             87,023       22,556
 Post Retirement Benefits     362,463      318,005
 Acquisition Costs            122,418       73,290
                           ----------   ----------
                            1,935,154    1,072,075
                           ----------   ----------
DEFERRED TAX LIABILITIES
 Property and Equipment       291,869      214,863
 Loan Loss Reserve              -           45,944
 Investment Securities        508,902      197,682
 Other                        139,176      136,568
                           ----------   ----------
                              939,947      595,057
                           ----------   ----------
NET DEFERRED TAX ASSETS    $  995,207   $  477,018
                           ==========   ==========



401(K) AND EMPLOYEE STOCK OWNERSHIP PLAN

Effective October 1, 1993, the company established a 401(k) and Employee Stock Ownership Plan (the plan) covering employees meeting certain age and service requirements. The plan is structured so that employees can contribute to the plan on a tax deductible basis and have their contributions invested in various investment funds offered under the plan. The company may use the plan as a leveraged ESOP to purchase stock in Pioneer Bancshares, Inc. and allocate that stock to employees over a period of time as the ESOP loan used to purchase the stock is paid down. As of December 31, 1996, the plan was not leveraged. The plan permits, but does not require, the company to make an employer matching contribution during any plan year. No employer contributions were made as of December 31, 1994. Employer contributions which represent 50% of the first 6% of employees' contributions to the plan totaled $167,426 for 1996 and $122,751 for 1995.

An employee stock ownership plan is available for all full-time employees at Valley Bank. All persons employed on the last day of the plan year are eligible to participate in the employee stock ownership plan. Contributions to the plan were $294,429 for 1996, $343,787 for 1995 and $263,370 for 1994.
During 1996, the Valley Bank ESOP was merged into the company's plan.

The number of allocated shares of the company's common stock held in the ESOP was 101,175 shares as of December 31, 1996, and none as of December 31, 1995. As of December 31, 1996 and 1995, there were no unearned ESOP shares.

                PIONEER  BANCSHARES,  INC.  AND  SUBSIDIARIES

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

401(K) AND EMPLOYEE STOCK OWNERSHIP PLAN - continued

The plan issues a put option to any participant who receives a distribution of company stock. The put option permits the participant to sell distributed company stock to the company during two option periods at the fair market value at the date of exercise of the option. The first put option period is a period of at least sixty days beginning on the date of distribution of company stock to the participant. The second put option period is a period of at least sixty days beginning after the next determination of fair market value of company stock by independent appraisal in the plan year following the distribution. As of December 31, 1996, 3,270 allocated shares with a fair value of $120,990 were subject to the put options. No shares were subject to the put options as of December 31, 1995.


LONG-TERM INCENTIVE PLAN

The company established a long-term incentive plan (the plan) during 1994 for eligible employees. The total number of shares that may be issued under the plan may not exceed 200,000 shares.

Under the terms of the plan, incentive stock options to purchase shares of the company's common stock are granted at a price not less than the fair market value of the stock at the date of grant. Options may be exercised within ten years after the date the incentive stock option is granted.

The plan includes nonqualified stock options which shall be exercisable only during a term fixed by the Stock Option Committee. The company may elect to grant nonqualified stock options at a price less than the fair market value of the common stock at the time the option is granted.

The plan also allows for granting of stock appreciation rights in connection with grant of an option. Upon exercise of a stock appreciation right, the holder may receive no more than an amount payable in cash and/or in shares of common stock equal to the difference between the fair market value of common stock and the exercise price.

Also included in the plan are detached stock appreciation rights which the Stock Option Committee may grant without granting options. The Committee also determines whether these rights are fully vested upon grant or whether they vest over a specific time period. Upon exercise of a detached stock appreciation right, the holder shall be entitled to a payment equal to the fair market value of one share of common stock on the date exercised, reduced by the fair market value of one share of common stock on the grant date.

Exercise of both stock appreciation rights and detached stock appreciation rights is subject to conditions specified by the plan.

                PIONEER  BANCSHARES,  INC.  AND  SUBSIDIARIES

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

--------------------------------------------------------------------------------

LONG-TERM INCENTIVE PLAN - continued

The following table summarizes the activity relating to incentive stock options during 1996 and 1995:



                                NUMBER   OPTION PRICE
                               OF SHARES   PER SHARE
BALANCE AT DECEMBER 31, 1994         0        N/A

 Options Granted                 2,000     $36.85*
 Options Granted                40,000     $33.50**
                                ------

BALANCE AT DECEMBER 31, 1995    42,000

 Options Forfeited              (1,200)    $33.50
 Options Granted                 2,000     $40.70*
 Options Granted                49,600     $37.00**
                                ------

BALANCE AT DECEMBER 31, 1996    92,400
                                ======


* Represents 110% of the fair market value of the company's stock as of date of grant.
** Fair market value of the company's stock as of date of grant.

The weighted average exercise price was $35.61 for 1996 and $33.66 for 1995. The weighted average remaining life of the options outstanding was 9.56 years for 1996 and 10 years for 1995. Options exercisable at December 31, 1996, were 11,640 shares at $33.50 per share and 600 shares at $36.85 per share. No options were exercisable at December 31, 1995.

The options begin vesting in the year following issuance at 30% a year for two years and 40% in the third year.

At December 31, 1994, there were no stock options, stock appreciation rights or detached stock appreciation rights issued.

Statement of Financial Accounting Standards Number 123, "Accounting for Stock Based Compensation," issued in 1995, establishes financial accounting reporting standards for stock based employee compensation plans. The statement defines a fair value based method of accounting for employee stock options and encourages entities to adopt that method. The statement also allows an entity to continue to measure compensation cost of stock options using the intrinsic value based method. The intrinsic value based method requires recording compensation only if stock options are issued at an exercise price below the fair value of its stock. The fair value based method requires the recognition of compensation cost over the employee's service period using an option pricing model that considers the exercise price, the expected life of the option, volatility of the underlying stock, expected dividends on the stock and the risk-free interest rate over the expected life of the option.

                  PIONEER BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

LONG-TERM INCENTIVE PLAN - continued

The company has elected to continue recognizing compensation cost using the intrinsic value based method. Compensation cost recognized in 1996 and 1995 was $0. Under the fair value based method, compensation cost would have been approximately $631,800 for 1996 and $437,000 for 1995. The pro forma effects on the company's net income and earnings per share are as follows:







                              1996                    1995
                    AS REPORTED  PRO FORMA  AS REPORTED  PRO FORMA

Net Income          $8,996,847  $8,579,859  $7,081,813  $6,793,393
                    ==========  ==========  ==========  ==========

Earnings per Share  $     2.39  $     2.28  $     1.88  $     1.81
                    ==========  ==========  ==========  ==========


Assumptions used to estimate the fair value of the options are as follows:





                                                         1996      1995

Risk Free Interest Rate                                   6.51%       6.1%
Expected Life                                         10 years   10 years
Expected Volatility                                         15%        15%
Expected Dividends                                   .87/share  .84/share



POSTRETIREMENT HEALTH CARE PLAN

Pioneer Bank pays group health insurance premiums for nonkey employees and their eligible dependents who elected to retire under the enhanced early retirement program as of September 30, 1992. The premiums are paid from the actual date of early retirement until the earlier of the date the participant becomes age 65, the date the participant becomes eligible for participation or coverage under another employer's group health plan, or the date the participant and spouse each would be eligible for Medicare coverage.

Postretirement expense includes the following components:




                                                       1996        1995

Interest Cost                                        $ 22,687    $28,351
Amortization of Unrecognized Transition Obligation     57,332     57,332
Amortization of Gain                                  (15,146)    (7,601)
                                                     --------    -------
                                                     $ 64,873    $78,082
                                                     ========    =======

                  PIONEER BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

POSTRETIREMENT HEALTH CARE PLAN - continued

The reconciliation of the funded status of the plan to amounts recognized in the company's consolidated balance sheets is as follows:



                                                   1996       1995
Accumulated Postretirement Benefit Obligation   $(291,271)  $(373,074)
Unrecognized Transition Obligation                286,659     343,991
Unrecognized Net Gain                            (137,314)    (92,310)
                                                ---------   ---------
Accrued Postretirement Benefit Cost             $(141,926)  $(121,393)
                                                =========   =========


For measurement purposes, the health care cost trend rate assumed is 7% decreased by 1% per year for 1 year and leveling at 6% thereafter in 1996 and 8% decreased by 1% per year for 2 years and leveling at 6% thereafter in 1995. The discount rate used is 7.25% in 1996 and 1995. A 1% increase in health care cost trend rates for 1996 would increase postretirement expense by $3,123 and the accumulated benefit obligation by $15,951.


POSTRETIREMENT DEFERRED COMPENSATION PLAN

Valley Bank has a deferred compensation plan covering certain officers and directors. Annual contributions are made to the plan and the assets funding the plan consist of life insurance policies on the employees. Employees receive monthly benefits upon retirement. The bank adopted Statement of Financial Accounting Standards Number 106 during 1995 and accounts for the plan accordingly.

Postretirement expense includes the following components:



                                                     1996      1995
Service Cost                                        $8,268  $252,222
Interest Cost                                       48,481    37,131
Prior Service Cost                                  36,642       -
Distributions                                      (11,116)      -
                                                  --------  --------
                                                  $ 82,275  $289,353
                                                  ========  ========


The reconciliation of the funded status of the plan to amounts recognized in the company's consolidated financial statements is as follows:



                                                 1996      1995
Accumulated Postretirement Benefit Obligation  $771,202  $688,927
Fair Value of Plan Assets                           -         -
                                               --------  --------
                                                771,202   688,927

Unrecognized Net Gain                               -         -
                                               --------  --------
Accrued Postretirement Cost                    $771,202  $688,927
                                               ========  ========


The plan is funded by insurance contracts totaling $2,528,098 for 1996 and $2,415,061 for 1995 which are recorded as assets of Valley Bank and not the plan.

                  PIONEER BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

LONG-TERM DEBT

Long-term debt consists of an advance of $10,000,000 from the Federal Home Loan Bank with a maturity of April 24, 1998, and an interest rate of 5.35%.

Collateral consists of all Federal Home Loan Bank stock owned by Pioneer Bank and eligible mortgage collateral.


SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Information concerning securities sold under agreements to repurchase is summarized as follows:




                                                1996          1995
Average Balance During the Year              $43,858,544  $30,989,853

Maximum Month-End Balance
 During the Year                             $51,254,272  $49,094,526

Securities Pledged Against the
 Agreements at Year-End:
 Carrying Value, including accrued interest  $59,631,998  $55,433,419


Securities pledged against the repurchase agreements represent a portion of the company's investment portfolio and are held in safekeeping at a correspondent bank.


FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The banks are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments under credit card arrangements and standby letters of credit. Those instruments involve to varying degrees elements of credit risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments express the extent of involvement the banks have in particular classes of financial instruments.

The banks' exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The banks use the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

                  PIONEER BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATIONS OF CREDIT RISK - continued

The banks generally require collateral or other security to support financial instruments with off-balance-sheet credit risk.

                                        CONTRACT OR NOTIONAL
                                      AMOUNT AS OF DECEMBER 31,
                                        1996           1995

Financial Instruments Whose
 Contracts Represent Credit Risk -
 Commitments to Extend Credit       $198,785,177  $144,090,047
 Standby Letters of Credit          $  3,650,766  $  1,268,599
 Credit Card Arrangements           $ 13,224,729  $  9,316,491



Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The amount drawn on the total commitments was $109,676,324 for 1996 and $72,296,471 for 1995. Certain
directors of the banks and companies in which they are the principal owners had commitments from the banks in the form of contracts which represent credit risk to the banks. In the opinion of management, these commitments are made in the ordinary course of business. The banks evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the banks on extension of credit is based on management's credit assessment of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and existing income-producing commercial properties. The amount collateralized was 69% for 1996 and 65% for 1995.

As of December 31, 1996, loans to three customers and related parties of Pioneer Bank represented 21%, 20% and 18% of the bank's total capital, respectively. As of December 31, 1995, loans to two customers and related parties of Pioneer Bank represented 18% and 19% of the bank's total capital.


STOCK SPLIT

During 1996, the Board of Directors authorized a two-for-one stock split, thereby increasing the number of issued and outstanding shares to 3,759,912 and decreasing the par value of each share to $.005. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1995 and 1994 have been restated to reflect the stock split.


PREFERRED STOCK

The Board of Directors is authorized to issue shares of preferred stock in one or more series, and to determine the designations and the powers, preferences and other special rights of each series.

                  PIONEER BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

COMMITMENTS

The company is subject to legal proceedings and claims that arise in the ordinary course of business. In management's opinion, the amount of ultimate liability will not materially affect the financial position or results of operations of the company.


REGULATORY MATTERS

The company and banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the company and banks must meet specific capital guidelines that involve quantitative measures of the company and banks' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The company and banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the company and banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the company and banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1996, the most recent notifications from the Federal Reserve (for the company) and Federal Deposit Insurance Corporation (for the banks) categorized the company and banks as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the company and banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the company and banks' category.

                  PIONEER BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
REGULATORY MATTERS - continued



                                                                                        TO BE WELL
                                                                                     CAPITALIZED UNDER
                                                                     FOR CAPITAL     PROMPT CORRECTIVE
                                                    ACTUAL        ADEQUACY PURPOSES  ACTION PROVISIONS
                                             AMOUNT       RATIO   AMOUNT      RATIO  AMOUNT     RATIO
DECEMBER 31, 1996
 TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
  Pioneer Bancshares, Inc. and Subsidiaries  $92,426,005  14.78%  $50,031,136  $8%  $62,538,920  $10%
  Pioneer Bank and Subsidiaries              $67,785,829  13.36%  $40,580,620  $8%  $50,725,775  $10%
  Valley Bank                                $24,722,295  20.93%  $ 9,451,864  $8%  $11,814,829  $10%
 TIER I CAPITAL (TO RISK WEIGHTED ASSETS)
  Pioneer Bancshares, Inc. and Subsidiaries  $86,667,198  13.86%  $25,015,568  $4%  $37,523,352  $ 6%
  Pioneer Bank and Subsidiaries              $63,188,884  12.46%  $20,290,310  $4%  $30,435,465  $ 6%
  Valley Bank                                $23,560,433  19.94%  $ 4,725,932  $4%  $ 7,088,898  $ 6%
 TIER I CAPITAL (TO AVERAGE ASSETS)
  Pioneer Bancshares, Inc. and Subsidiaries  $86,667,198  10.07%  $33,909,280  $4%  $42,386,600  $ 5%
  Pioneer Bank and Subsidiaries              $67,785,829  10.10%  $26,835,040  $4%  $33,543,600  $ 5%
  Valley Bank                                $23,560,433  13.52%  $ 7,073,880  $4%  $ 8,842,350  $ 5%

DECEMBER 31, 1995
 TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
  Pioneer Bancshares, Inc. and Subsidiaries  $85,914,182  15.85%  $42,523,857  $8%  $53,154,821  $10%
  Pioneer Bank and Subsidiaries              $62,777,083  14.57%  $34,478,124  $8%  $43,097,655  $10%
  Valley Bank                                $23,422,195  22.75%  $ 8,237,440  $8%  $10,296,800  $10%
 TIER I CAPITAL (TO RISK WEIGHTED ASSETS)
  Pioneer Bancshares, Inc. and Subsidiaries  $80,042,392  14.77%  $21,261,928  $4%  $31,892,893  $ 6%
  Pioneer Bank and Subsidiaries              $58,928,610  13.53%  $17,239,062  $4%  $25,858,593  $ 6%
  Valley Bank                                $22,135,095  21.50%  $ 4,118,720  $4%  $ 6,178,080  $ 6%
 TIER I CAPITAL (TO AVERAGE ASSETS)
  Pioneer Bancshares, Inc. and Subsidiaries  $80,042,392  10.11%  $31,252,454  $4%  $39,065,568   $5%
  Pioneer Bank and Subsidiaries              $58,928,610   9.62%  $17,239,062  $4%  $21,548,827   $5%
  Valley Bank                                $22,135,095  13.06%  $ 6,777,120  $4%  $ 8,471,400   $5%

                  PIONEER BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

SUPPLEMENTAL FINANCIAL DATA

Components of other noninterest expenses in excess of 1% of income for the respective periods are as follows:





                                           1996      1995      1994
FDIC Insurance Premiums                  $  3,180  $678,444  $1,221,540
                                         ========  ========  ==========
Office Supplies                          $663,502  $589,317  $  396,333
                                         ========  ========  ==========
Amortization of Core Deposit Intangible  $724,680  $292,535  $    -
                                         ========  ========  ==========


CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial statements of Pioneer Bancshares, Inc. are summarized as follows:

CONDENSED BALANCE SHEETS



                                                1996          1995
    ASSETS

 Cash                                       $   107,210  $    27,188
 Investment in Subsidiaries*                 93,882,143   87,424,473
 Organization Costs, net                         15,527       36,207
 Receivable*                                      1,476       86,074
 Goodwill                                        98,810      123,513
 Other                                           13,627        -
                                            -----------  -----------
TOTAL ASSETS                                $94,118,793  $87,697,455
                                            ===========  ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Other*                                     $      -     $    64,300
 Taxes Payable                                  195,326        7,996
                                            -----------  -----------

    Total Liabilities                           195,326       72,296

STOCKHOLDERS' EQUITY                         93,923,467   87,625,159
                                            -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $94,118,793  $87,697,455
                                            ===========  ===========


*Eliminated in Consolidation

                  PIONEER BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

CONDENSED PARENT COMPANY FINANCIAL STATEMENTS - continued

CONDENSED STATEMENTS OF INCOME


                                      1996         1995        1994
INCOME
 Management Fees *                 $3,783,704   $    -      $    -
 Dividends from Subsidiaries        3,271,124    2,837,639   2,285,000
 Other Income                          49,993        -           -
                                   ----------   ----------  ----------

  Total Income                      7,104,821    2,837,639   2,285,000
                                   ----------   ----------  ----------

EXPENSES
 Salaries and Employee Benefits     2,636,697        -           -
 Other Expense                      1,436,386      494,355      58,142
                                   ----------   ----------  ----------

  Total Expense                     4,073,083      494,355      58,142
                                   ----------   ----------  ----------

INCOME BEFORE INCOME TAXES AND
 EQUITY IN UNDISTRIBUTED
 EARNINGS OF SUBSIDIARY             3,031,738    2,343,284   2,226,858

 Provision for Income Taxes           (80,000)     (47,209)      -
                                   ----------   ----------  ----------

INCOME BEFORE EQUITY IN
 UNDISTRIBUTED EARNINGS
 OF SUBSIDIARY                      3,111,738    2,390,493   2,226,858

Equity in Undistributed Earnings
 of Subsidiary                      5,885,109    4,691,320   5,832,302
                                   ----------   ----------  ----------

NET INCOME                         $8,996,847   $7,081,813  $8,059,160
                                   ==========   ==========  ==========




* Eliminated in consolidation.

                  PIONEER BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

CONDENSED PARENT COMPANY FINANCIAL STATEMENTS - continued

CONDENSED STATEMENTS OF CASH FLOWS


                                                  1996         1995         1994
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net Income                                   $ 8,996,847      $ 7,081,813   $ 8,059,160
 Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities -
  Undistributed Earnings of Subsidiary         (5,885,109)      (4,691,320)   (5,832,302)
  Amortization Expense                             45,383           20,680        20,680
  Increase (Decrease) in Liabilities              123,030           15,368        (7,396)
  (Increase) Decrease in Other Assets             (13,627)           -            45,000
  Decrease in Receivables                          84,622            -             -
                                              -----------      -----------   -----------

   NET CASH PROVIDED BY OPERATING ACTIVITIES    3,351,146        2,426,541     2,285,142

CASH FLOWS FROM INVESTING
 ACTIVITIES
 Acquisition of Subsidiary                          -               (4,830)        -

CASH FLOWS FROM FINANCING
 ACTIVITIES
 Dividends Paid                                (3,271,124)      (2,525,639)   (2,240,000)
                                              -----------      -----------   -----------

NET INCREASE (DECREASE) IN CASH                    80,022         (103,928)       45,142

CASH - beginning of year                           27,188          131,116        85,974
                                              -----------      -----------   -----------

CASH - end of year                            $   107,210      $    27,188   $   131,116
                                              ===========      ===========   ===========


SUPPLEMENTAL DISCLOSURES OF
 NONCASH INVESTING ACTIVITIES
 Change in Unrealized Gain (Loss)
  on Securities                               $   494,605      $ 5,903,139   $(6,165,013)

                         QUARTERLY RESULTS (UNAUDITED)
     A summary of the unaudited results of operations for each quarter of 1996 and 1995 follows:


                                         First       Second       Third      Fourth
                                         Quarter     Quarter     Quarter    Quarter
                                       ---------   ---------   ---------   ---------
                                             (in thousands except per share data)
           1996:
Total interest income                  $  13,476   $  14,019   $  14,570   $  14,307
Total interest expense                     6,232       6,489       6,685       6,848
                                       ---------------------------------------------
Net interest income                        7,244       7,530       7,885       7,459
Provision for loan losses                    280         255         221         341
                                       ---------------------------------------------
Total interest income after
   provision for loan losses               6,964       7,725       7,664       7,118
Total noninterest income                   1,941       1,716       2,096       3,017
Total noninterest expense                  6,108       6,294       6,368       6,970
Income tax expense                           776         711         787         780
                                       ---------------------------------------------
Net income                             $   2,021   $   1,986   $   2,605   $   2,385
                                       =============================================
Per common share:
  Net income                                0.54        0.53        0.69        0.63
  Cash dividend                           0.2175      0.2175      0.2175      0.2175
Stock price range:
  High                                     35.00       35.00       36.00       37.00
  Low                                      33.50       35.00       35.00       36.00
  Close                                    35.00       35.00       36.00       37.00
           1995:
Total interest income                  $  11,312   $  11,859   $  12,894   $  12,787
Total interest expense                     4,859       5,496       6,275       6,353
                                       ---------------------------------------------
Net interest income                        6,453       6,363       6,619       6,434
Provision for loan losses                     80          30         179         329
                                       ---------------------------------------------
Total interest income after
  provision for loan losses                6,373       6,333       6,440       6,105
Total noninterest income                   1,396       1,455       1,512       2,740
Total noninterest expense                  5,248       5,572       5,618       6,410
Income tax expense                           614         481         459         870
                                       ---------------------------------------------
Net income                             $   1,907   $   1,735   $   1,875   $   1,565
                                       =============================================
Per common share:
  Net income                                0.50        0.46        0.50        0.42
  Cash dividend                             0.20        0.21        0.21        0.21
Stock price range:
  High                                     24.00       24.50       27.50       33.50
  Low                                      23.50       24.00       24.50       27.50
  Close                                    24.00       24.50       27.50       33.50

ITEM 9 -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item is incorporated herein by reference from the sections entitled "Election of Directors," "Executive Compensation and Other Information" and "Reporting of Stock Ownership by Directors and Executive Officers of the Company" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1997, which is to be filed with the Securities and Exchange Commission.

ITEM 11 - EXECUTIVE COMPENSATION

     Information required by this item is incorporated herein by reference from the section entitled "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1997, which is to be filed with the Securities and Exchange Commission.


ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

     Information required by this item is incorporated herein by reference from the sections entitled "Holdings of Voting Securities" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1997, which is to be filed with the Securities and Exchange Commission.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated herein by reference from the section entitled "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 1997, which is to be filed with the Securities and Exchange Commission.

                                    PART IV


ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

(a)(1)  LIST OF FINANCIAL STATEMENTS
      The following consolidated financial statements and report of independent auditors of the Company are set forth in this Annual Report on the page numbers indicated.


                                                                         Page(s)
                                                                         -------
Report of Independent Accountants...............................         51
Consolidated Balance Sheets
         as of December 31, 1996 and 1995.......................         52-53
Consolidated Statements of Income
         for the years ended December 31, 1996, 1995, 1994......         54
Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1996, 1995, 1994......         56-57
Consolidated Statements of Cash Flows
         for the years ended December 31, 1996, 1995, 1994......         58-60
Notes to Consolidated Financial Statements
         December 31, 1996......................................         61-84
Quarterly Results (unaudited)...................................         85

(a)(2)  LIST OF FINANCIAL STATEMENT SCHEDULES
         Schedules to the consolidated financial statements required by
         Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)  LIST OF EXHIBITS
         Exhibits - The response to this portion of Item 14 submitted as a separate section of this Report.

(b) Reports on Form 8-K
      No reports on Form 8-K were filed for the last quarter of 1996


(c) Exhibits                                                             Page(s)
------------                                                             -------
(3)    Certificate of Incorporation and By-Laws of
         Pioneer Bancshares, Inc. as amended
         (Incorporated herein by reference from Registrant's 1995 Proxy
         Statement)
(11)   Computation of per share earnings................................     91
(21)   Subsidiaries of the Registrant...................................     92
(24)   Power of Attorney
         (Contained under caption "Signatures" in this Report)..........     88
(27)   Financial Data Schedule (for SEC use only).

(d) Certain financial statement schedules and exhibits have been omitted because they are not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     PIONEER BANCSHARES, INC.


Date: 3/10/97                         By  /s/George M. Clark, Jr.
     ----------                          ---------------------------
                                            George M. Clark, Jr.
                                            Chairman of the Board

Date: 3/10/97                         By  /s/Rodger B. Holley
     ----------                          ----------------------------
                                            Rodger B. Holley
                                            President & CEO

Date: 3/10/97                         By  /s/ Gregory B.Jones
     ----------                          ----------------------------
                                             Gregory B. Jones
                                             Treasurer



                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George M. Clark, Jr. and Rodger B. Holley, and each of them, his true and lawful attorney-in-fact as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacity, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents in full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could be in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

         Directors                            Date
         ---------                            ----

-----------------------------------         ------------
A. Calvin Baird

/s/ George M. Clark, III                      3/11/97
-----------------------------------         ------------
George M. Clark, III

/s/ Douglas F. Heuer, III                     3/12/97
-----------------------------------         ------------
Douglas F. Heuer, III

/s/ W.O. Hubbuch                              3/11/97
-----------------------------------         ------------
W. O. Hubbuch


-----------------------------------         ------------
Carol H. Jackson


-----------------------------------         ------------
Ben W. Jernigan

/s/ Paul D. Kelly, Jr.                        3/11/97
-----------------------------------         ------------
Paul D. Kelly, Jr.


-----------------------------------         ------------
Ralph L. Kendall

/s/ Joe N.Little                              3//12/97
-----------------------------------         ------------
Joe N. Little

/s/ Frank W. McDonald                         3/12/97
-----------------------------------         ------------
Frank W. McDonald

/s/Sam E. Miles, Jr.                          3/11/97
-----------------------------------         ------------
Sam E. Miles, Jr.

/s/ Kenneth A. Royse                          3/11/97
-----------------------------------         ------------
Kenneth A. Royse


-----------------------------------         ------------
Joseph A. Schmissrauter, Jr.


-----------------------------------         ------------
S. M. Warren

/s/ Ralph M. West, Jr.                        3/11/97
-----------------------------------         ------------
Ralph M. West, Jr.

/s/ Jimmy E. Wilson                           3/12/97
-----------------------------------         ------------
Jimmy E. Wilson


                                 EXHIBIT INDEX


Exhibits                                                                    Page(s)
--------                                                                    ------
(3)    Certificate of Incorporation and By-Laws of
       Pioneer Bancshares, Inc. as amended
       (Incorporated herein by reference from Registrant's 1995 Proxy
       Statement)
(11)   Computation of per share earnings...........................           91
(21)   Subsidiaries of the Registrant..............................           92
(24)   Power of Attorney
         (Contained under caption "Signatures" in this Report).....           88
(27)   Financial Data Schedule (for SEC use only).