Form 10-Q
period 1997-03-31
PIONEER BANCSHARES INC
filed 1997-05-15
CIK 889464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
For the quarterly period ended   March 31, 1997
                               ------------------
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

                         Commission File Number 0-84254

                            PIONEER BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

              Delaware                                  62-1469913
--------------------------------------------------------------------------------
  (State of other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

   801 Broad Street, Chattanooga, TN                       37402
--------------------------------------------------------------------------------
(Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code    423-755-0000
                                                      ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997:

            Title of Class                      Number of Shares Outstanding
            --------------                      ----------------------------
    Common Stock, $.005 Par Value                        3,759,912

PIONEER BANCSHARES, INC.



INDEX                                                                           PAGE
-----                                                                           ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

         Consolidated Balance Sheets - March 31, 1997,
                  December 31, 1996 and March 31, 1996                             1

         Consolidated Statements of Income -
                  Three Months Ended March 31, 1997 and March 31, 1996             2


         Consolidated Statements of Changes in Shareholders' Equity -
                  Three Months Ended March 31, 1997 and March 31, 1996             3

         Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1997 and March 31, 1996             4

         Notes to Consolidated Financial Statements                              5-7

Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations
                           of Pioneer Bancshares, Inc.                          8-20

PART II.          OTHER INFORMATION                                               21

         Signatures                                                               22

         Exhibit Index                                                            23

PART 1
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION           Unaudited                          Unaudited
  (in thousands)                               March 31,        December 31,      March 31,
                                               ---------        ------------      ---------
                         ASSETS                   1997              1996             1996
                                               ---------        ------------      ---------
Cash and due from banks                        $  58,383         $  57,565        $  56,574
Investment securities:
  Held-to-maturity (fair value of $53,362 at
    March 31, 1997, $78,260 at December 31,
    1996, and $67,323 at March 31, 1996)          54,205            59,409           68,350
  Available-for-sale                             203,274           191,519          209,082
Federal funds sold                                 6,100                --            4,275
Loans                                            541,163           524,849          452,847
  Less: Unearned income                            1,724             1,596            1,578
       Allowance for loan losses                   6,153             5,758            5,741
                                               ---------         ---------        ---------
      Net loans                                $ 533,286         $ 517,495        $ 445,528
Premises and equipment, net of accumulated
  depreciation                                    20,160            20,242           18,676
Intangible assets                                  6,243             9,413            7,071
Other assets                                      15,884            11,597           12,636
                                               ---------         ---------        ---------
  Total Assets                                 $ 897,535         $ 867,240        $ 822,192
                                               =========         =========        =========
                       LIABILITIES
Deposits
  Noninterest bearing demand deposits          $ 120,278         $ 125,530        $ 126,076
  Interest bearing demand deposits               125,043           120,146          119,893
  Money market accounts                           39,727            43,008           42,580
  Savings deposits                               109,952           112,684           86,347
  Time deposits of less than $100,000            250,943           235,114          234,394
  Time deposits of $100,000 or more               76,824            56,086           56,795
                                               ---------         ---------        ---------
      Total deposits                           $ 722,767         $ 692,568        $ 666,085
Federal funds purchased and securities
  sold under agreements to repurchase             64,051            63,339           50,330
Other borrowings                                  10,000            10,000           10,000
Other liabilities                                  7,103             7,410            6,729
                                               ---------         ---------        ---------
      Total liabilities                        $ 803,921         $ 773,317        $ 733,144
                                               ---------         ---------        ---------
                  STOCKHOLDERS' EQUITY
Common stock par value $.005 per share;
   8,000,000 authorized; 3,759,912 issued      $      19         $      19        $      19
Surplus                                           64,728            64,885           64,728
Retained earnings                                 30,455            28,771           24,238
Unrealized appreciation/(depreciation) on
  securities available for sale                     (614)              807               83
Less: treasury stock - at cost                       974                20
                                                                                        559
                                               ---------         ---------        ---------
  Total stockholders' equity                   $  93,614         $  93,923        $  89,048
                                               ---------         ---------        ---------
  Total Liabilities and Stockholders' Equity   $ 897,535         $ 867,240        $ 822,192
                                               =========         =========        =========

CONSOLIDATED STATEMENTS OF INCOME
  (in thousands, except per share data)

                                                                Unaudited
                                                            Three months ended
                                                                 March 31,
                                                          ----------------------
INTEREST INCOME                                             1997          1996
                                                          --------      --------
Interest and fees on loans                                $ 11,535      $  9,411
Interest on investment securities
  Taxable                                                    2,575         2,981
  Tax exempt                                                   964           971
Interest on federal funds sold                                 184            94
Interest on other earning assets                                 7             3
                                                          --------      --------
  Total interest income                                   $ 15,265      $ 13,476
                                                          --------      --------
INTEREST EXPENSE
Interest bearing demand deposits                          $    831      $    780
Money market accounts                                          416           400
Savings deposits                                               843           584
Time deposits of less than $100,000                          3,253         3,230
Time deposits of $100,000 or more                              892           704
Federal funds purchased and securities
  sold under agreements to repurchase                          560           484
Other borrowed money                                           132            51
                                                          --------      --------
  Total interest expense                                  $  6,927      $  6,233
                                                          --------      --------
      Net interest income                                 $  8,338      $  7,243
Provision for loan losses                                      466           280
                                                          --------      --------
      Net interest income
         after the provision for loan losses              $  7,872      $  6,963
                                                          --------      --------
NONINTEREST INCOME
Trust income                                              $    383      $    313
Service charge on deposit accounts                           1,008           837
Net securities gains (losses)                                   (8)            7
Other income                                                   739           784
                                                          --------      --------
   Total noninterest income                               $  2,122      $  1,941
                                                          --------      --------
NONINTEREST EXPENSE
Salaries and employee benefits                                   $             $
                                                             3,731         3,324
Occupancy                                                      450           532
Other                                                        2,567         2,252
                                                          --------      --------
  Total noninterest expense                               $  6,748      $  6,108
                                                          --------      --------
Income before provision for income taxes                  $  3,246      $  2,796
Provision for income taxes                                     850           776
                                                          --------      --------
      NET INCOME                                          $  2,396      $  2,020
                                                          ========      ========

Net income per common share                               $  0.637      $  0.537
Dividends declared per common share                       $ 0.2300      $ 0.2175

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
Pioneer Bancshares, Inc.
  (in thousands except for share data)

                                                                                         Unrealized
                                            Common Stock                                Appreciation
                                       ---------------------                           (Depreciation)
                                          # of        Par       Capital      Retained    Available-    Treasury
                                         Shares      Value      Surplus      Earnings   for-Sale Sec    Stock        Total
                                       ---------------------   ---------    ---------  -------------- ---------    ---------
Balances, December 31, 1995            1,879,956   $      19   $  64,728    $  23,045    $     312    $    (479)   $  87,625

Net income                                    --          --          --        2,011           --           --        2,011

Cash Dividend                                 --          --          --         (818)          --           --         (818)



Net Changes in Unrealized
 Appreciation on
  Securities Available-for-Sale               --          --          --           --         (229)          --         (229)

Purchases of Treasury Stock                   --          --          --           --           --          631          631
Issuance of Treasury Stock                    --          --          --           --           --         (172)        (172)

                                       ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balances, March 31, 1996               3,759,912   $      19   $  64,728    $  24,238    $      83    $     (20)   $  89,048
                                       =========   =========   =========    =========    =========    =========    =========


Balances, December 31, 1996            3,759,912   $      19   $  64,885    $  28,771    $     807    $    (559)   $  93,923

Net income                                    --          --          --        2,396           --           --        2,396

Cash dividend                                 --          --          --         (865)          --           --         (865)


Net Changes in Unrealized
Depreciation on
  Securities Available-for-Sale               --          --          --           --       (1,419)          --       (1,419)

Sales of Treasury Stock                       --          --          --           --           --          604          604

Purchases of Treasury Stock                   --          --          --           --           --       (1,013)      (1,013)

Common Stock Adjustment Related to
Employee Stock Ownership Plan (ESOP)          --          --        (157)         153           (2)          (6)         (12)

                                       ---------   ---------   ---------    ---------    ---------    ---------    ---------
Balances, March 31, 1997 (Unaudited)   3,759,912   $      19   $  64,728    $  30,455    $    (614)   $    (974)   $  93,614
                                       =========   =========   =========    =========    =========    =========    =========

CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)

                                                          Unaudited
                                                     Three months ended
OPERATING ACTIVITIES                                      March 31,
                                                   --------      --------
                                                     1997          1996
                                                   --------      --------
Net income                                         $  2,396      $  2,011
Adjustments to reconcile net income to cash
 provided by operating activities:
   Provision for loan losses                            466           280
   Depreciation on premises and equipment               653           436
   Amortization and accretion of investment
     securities                                         121           205
   (Increase) decrease in other assets               (1,117)       (1,035)
   Increase (decrease) in other liabilities            (307)         (904)
                                                   --------      --------
Net cash provided by operating activities          $  2,212      $    993
                                                   --------      --------

INVESTING ACTIVITIES

Proceeds from sales and maturities of
 available-for-sale securities                     $ 12,868      $ 15,340
Proceeds from maturities of
 held-to-maturity securities                          5,156         9,703
Purchases of investment securities                  (24,454)      (15,220)
Net (increase) decrease in federal funds sold        (6,100)        1,660
Net (increase) decrease in loans                    (16,257)      (30,177)
Purchases of premises and equipment                    (820)       (2,709)
                                                   --------      --------
Net cash used in investing activities              $(29,607)     $(21,403)
                                                   --------      --------

FINANCING ACTIVITIES

Net increase (decrease) in demand deposits         $   (355)     $    109
Net increase (decrease) in savings and MMDA          (6,013)       (4,281)
Net increase (decrease) in time deposits             36,567         8,162
Net increase (decrease) in repurchase
 agreements and federal funds purchased                (712)        8,415
Net increase (decrease) in other borrowings              --        10,000
Cash dividends paid                                    (865)         (818)
Sales of treasury stock                                 604           631
Purchase of treasury stock                           (1,013)         (172)
                                                   --------      --------
Net cash provided (used) by financing activities   $ 28,213      $ 22,046
                                                   --------      --------

    Increase (decrease) in cash and cash
     equivalents                                   $    818      $  1,636
                                                   --------      --------
Cash and cash equivalents at the beginning of
 the period                                        $ 57,565      $ 54,938
                                                   --------      --------
Cash and cash equivalents at the end of
 the period
                                                   $ 58,383      $ 56,574
                                                   ========      ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            PIONEER BANCSHARES, INC.

A.       PRESENTATION OF FINANCIAL INFORMATION

The financial statements in this report have not been audited. The information included herein should be read in conjunction with the notes to consolidated financial statements included in the 1996 Annual Report to Shareholders which was furnished to each shareholder of the Company on March 24, 1997. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices. All prior period financial statement data has been restated to reflect the pooling of interests method of accounting. All prior period per share data has been restated to reflect the two for one stock split approved at the annual meeting of Pioneer Bancshares, Inc. stockholders held on May 21, 1996.

Consolidation

The accompanying consolidated financial statements include the accounts of Pioneer Bancshares, Inc., its subsidiaries, Pioneer Bank and Valley Bank, and Pioneer Bank's subsidiaries and trusteed affiliates. Pioneer Bank's subsidiaries include Pioneer Securities, Inc. (PSI), Marion Properties, Inc. and Center Finance Corporation. The trusteed affiliates of Pioneer Bank include Frontier Corporation and Valley Company with Valley's wholly-owned subsidiary. Collectively Pioneer Bancshares and its subsidiaries and trusteed affiliates are referred to as the "Company." Frontier Corporation and Valley Company are held in trust for the benefit of Pioneer Bank's shareholders for a period of one hundred years from 1956. At any time, the trusts may be liquidated by a two-firsts vote of Pioneer Bank's shareholders. Center Finance Corporation specializes in consumer finance and related activities in Athens, Tennessee and commenced operations in the first quarter of 1996.

Substantially all intercompany transactions, profits and balances have been eliminated.

Accounting Policies

During interim periods, the Company follows the accounting policies set forth in its Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission. Since December, 1996, there have been no changes in any accounting principles or practices, or in the method of applying any such principles or practices.

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

FASB Statements No. 114 & 118

The Company adopted FASB Statements No. 114 & 118 in the first quarter of 1995. For purposes of these Statements, management maintains the following policy. Impaired loans are divided into two classifications: doubtful and loss. "Doubtful" loans indicate probable loss and are reserved at 50% of outstanding principal regardless of underlying collateral value. If collateral value is less than 50% of principal, then additional specific reserves are allocated. "Loss" loans are deemed uncollectible by management and are reserved at 100% of outstanding principal value. The Company charges-off loans that it deems to be substantially uncollectible. The Directors Loan Committee approves all loan charge-offs. The following table details impaired loans:

                                                           ---------------------
                                                                 March 31,
                                                           ---------------------
                                                             1997         1996
                                                           ---------------------
Principal balance                                          $274,098     $ 63,616
Interest income recorded during loan impairment                  --           --
Reserve for potential credit losses                         137,049       32,605
Unreserved portion of impaired loans                        137,049       31,011
Average principal balance quarter-to-date                   149,693       98,965
Average principal balance year-to-date                      149,693       98,965

Impaired loans are identified according to the two classification methods in the following table:

                                                           ---------------------
                                                                 March 31,
                                                           ---------------------
                                                             1997         1996
                                                           ---------------------
Doubtful loans outstanding.                                $274,098     $ 62,022
Loss loans outstanding                                           --        1,594

Forward-Looking Statements

Certain written and oral statements made by or with the approval of an authorized executive officer of the Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. Words or phrases such as "should result, are expected to, we anticipate, we estimate, we project" or similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate movements and the impact of competition. Caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date of the making of such statements.

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                           OF PIONEER BANCSHARES, INC.

OVERVIEW

The Company ended the first quarter with total assets of $897.5 million, a 3.5% increase from December 31, 1996 and an 8.4% increase from March 31, 1996. The Company reported net income for the first quarter of $2.4 million, or $0.637 per share, for the three months ended March 31, 1997, compared to $2.0 million, or $0.537 per share, for the same period in 1996.

NET INTEREST INCOME

Net interest income was $8.3 million for the three months ended March 31, 1997, compared to $7.2 million for the same period in 1996. This level of net interest income resulted primarily from, among other things, an increase in net interest spread of 26 basis points to 3.73% from 3.47% . The net interest margin was 4.48% in the first quarter of 1997 compared to 4.28% in the first quarter of 1996. The margin increased because the yield on interest earning assets increased 28 basis points, while the rate paid on interest bearing liabilities increased only 2 basis points. (See "Net Interest Margin")

CASH AND DUE FROM BANKS

Cash and due from banks increased from $57.6 million as of December 31, 1996, to $58.4 million as of March 31, 1997, representing a 1.4% increase. The increase is indicative of normal business cycles in the industry. Cash and due from bank balances will fluctuate depending on monthly cycles and the volume of uncollected funds deposited by bank customers. It is management's desire to maintain adequate cash reserves to meet our customers' cash needs.

INVESTMENTS

Investment securities increased from $250.9 million to $257.5 million, or 2.6% from December 31, 1996 to March 31, 1997. This increase was due to deposits growing faster than the loan portfolio, creating excess liquidity invested in securities temporarily until loan volume could match deposit growth. From December 31, 1996 to March 31, 1997 the "Held-to-Maturity" securities decreased $5.2 million, or 9.6% while the "Available-for-Sale" securities increased $11.8 million, or 6.1%. The average expected life of the total investment security portfolio at March 31, 1997 was 3.2 years with an average tax equivalent yield of 6.52%. Taxable equivalent adjustments, using a 34 percent tax rate, have been made in calculating yields on tax-exempt obligations.

Since December, 1996, interest rate volatility in the bond market has effectively devalued the investment portfolio by $1.7 million. Interest rates increased due to indices that reflect that the economy is generally strong, as well as to curb inflation. Regarding the investment portfolio, management intends to (i) buy securities only during those times when prices appear most favorable, (ii) maintain maturities four years or less and (iii) avoid mortgage-backed securities and structured notes.

FASB 115 requires that the "Available for Sale" portfolio be valued at market prices and any difference be recorded as a change in asset value of the investment portfolio and capital. As of March 31, 1997, the FASB 115 adjustment resulted in a decrease in the asset value of the investment portfolio of $930,000 and an adjustment to the capital account of $614,000, after reserving $316,000 for deferred taxes.

As of March 31, 1997, the Company had $6.1 million invested in Federal Funds compared to no investment in Federal Funds at December 31, 1996. Management continually monitors the Company's liquidity position to determine the necessary balances of short term investments and to consider alternative uses of such funds.

LOAN PORTFOLIO

Loans, net of unearned income increased $16.2 million, or 3.1% from December 31, 1996 to March 31, 1997. The loan mix changed marginally from year end 1996 to quarter end, March 31, 1997. The largest dollar volume loan category increase occurred in commercial loans by $17.8 million, or 16.9% from December, 1996 to March, 1997. Consumer installment loans decreased $2.0 million, or 2.4%, due to the planned slow down in the indirect auto loan program and payments received on existing loans outstanding. Residential real estate loans grew only moderately increasing $11.2 million, or 8.1% from December 31, 1996 to March 31, 1997. Real estate construction loans increased 15.0%, or $5.6 million, for the same period. This increase in construction loans is one indication of a strong local economy.

Management is anticipating stronger loan growth for the remainder of the year. However, the amount of such growth, if any, will depend upon general economic conditions, including whether or not the Federal Reserve increases or maintains current interest rate levels. Higher interest rate levels will reduce the growth rate of the loan portfolio. Management continues to monitor the mix of loans and the introduction of new loan products to ensure our customers are provided with the best borrowing opportunities.

The Company had no foreign loans or loans to lesser developed countries as of March 31, 1997. The Company has not invested in loans to finance highly leveraged transactions ("HLT"), such as leveraged buy-out transactions, as defined by the Federal Reserve and other regulatory agencies. There has not been a concentration in lending to any one industry segment. The Company's loan mix is further described in the table below.

                                 LOAN PORTFOLIO
                                 (in thousands)

                                         March         Percent            December        Percent
                                          1997         of Total             1996         of Total
                                          ----         --------             ----         --------
      Commercial, financial
         and agricultural               $123,055         22.74%           $105,297         20.06%
      Real estate:
         Construction and
            land development              42,914          7.93%             37,324          7.11%
         Residential                     149,435         27.61%            138,194         26.33%
         Commercial                      142,132         26.26%            158,333         30.17%
      Consumer
         Credit cards                      4,024          0.74%              4,161          0.79%
         Installments                     79,291         14.65%             81,196         15.47%
      Lease financing                        312          0.07%                344          0.07%
                                        --------------------------------------------------------
      Total Gross Loans                 $541,163        100.00%           $524,849        100.00%
                                                        ======                            ======
      Less:
         Unearned income                   1,724                             1,596
         Allowance for
            loan losses                    6,153                             5,758
                                        --------                          --------
      Total Net Loans                   $533,286                          $517,495
                                        ========                          ========


PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

The economic outlook for the State of Tennessee, where the Company does business, is cautious. However, it is generally performing better than the nation as a whole. In the Company's markets, real estate values appear to have leveled as interest rates have eased higher and new housing starts have peaked. A continued healthy economy will probably hold the level of net charge-offs and delinquencies for the remainder of 1997 at or below historical peer group averages.

Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss reserve. The allowance for possible loan losses increased $395,000, or 6.9% during the first quarter of 1997. The provision charged to expense is based on continuous analysis by the Company's management of potential losses in the loan portfolio.

The Company's allowance for possible loan losses as a percentage of loans, net of unearned income, was 1.17% at March 31, 1997 as compared to 1.14% at December 31, 1996. The allowance for loan losses at March 31, 1997, and December 31, 1996, provided 247.4% and 163.3% coverage of nonperforming assets and loans 90 days or more past due, respectively. Net charge-offs (annualized as a percentage of average quarter-to-date loans) were 0.05% during the first quarter of 1997 as compared to 0.38% for the same period one year ago. At March 31, 1997, management believes that the allowance for possible loan losses is sufficient to absorb potential losses.

                            ALLOWANCE FOR LOAN LOSSES
                                 (in thousands)

                                      -----------------------------------------------------
                                        1997                         1996
                                      -----------------------------------------------------
Quarter Ending                         March 31    Dec 31     Sept 30    June 30     Mar 31
                                      -----------------------------------------------------
Balance at beginning of period         $ 5,758    $ 5,270     $ 5,493    $ 5,741    $ 5,872
Loans charged-off                          242        493         566      1,069        481
Loans recovered                            171        640         122        566         70
                                       ----------------------------------------------------
  Net charge-offs (recoveries)         $    71    $  (147)    $   444    $   503    $   411
Provision for loan losses charged
   to expense                              466        341         221        255        280
                                       ----------------------------------------------------
Balance at end of period               $ 6,153    $ 5,758     $ 5,270    $ 5,493    $ 5,741
                                       ====================================================

Allowance for loan losses as a
  percentage of average loans             1.17%      1.14%       1.11%      1.19%      1.32%
  outstanding for the period

Allowance for loan losses as a
  percentage of nonperforming assets
  and loans 90 days past due
  outstanding at end of  the period     247.41%    163.30%     180.54%    145.66%    211.77%

Annualized QTD net charge-offs as
  a percentage of average loans
  outstanding for the period              0.05%     (0.12)%      0.37%      0.44%      0.38%

Annualized YTD net charge-offs as
  a percentage of average loans
  outstanding for the period              0.05%      0.24%       0.38%      0.41%      0.38%


NONPERFORMING ASSETS AND PAST DUE LOANS

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

Nonperforming assets include nonperforming loans, renegotiated loans, foreclosed real estate held for sale and foreclosed other personal property held for sale. As of March 31, 1997, nonperforming assets were $2.2 million as compared to $2.4 million at December 31, 1996. The ratio of nonperforming assets to loans, net of unearned income, other real estate and other nonperforming assets was 0.41% at March 31, 1997, compared to 0.47% at December 31, 1996 and 0.47% at March 31, 1996.

Total nonperforming loans to total average loans decreased from 0.35% at December 31, 1996, to 0.28% at March 31, 1997. Likewise, loans past due 90 days or more as a percentage of total average loans decreased to 0.06% as of March 31, 1997, compared to 0.23% as of December 31, 1996. Management believes that asset quality will remain strong throughout the remainder of 1997.

Net loans charged off during the first quarter of 1997 were $71,000 compared to a $411,000 for the same period of 1996. Further detail of loan charge-offs and recoveries is presented in the table "Allowance for Loan Losses."


                     NONPERFORMING ASSETS AND PAST DUE LOANS
                                 (in thousands)

                                     --------------------------------------------------------
                                       1997                          1996
                                     --------------------------------------------------------
Quarter Ending                        Mar 31      Dec 31      Sept 30     June 30     Mar 31
                                     --------------------------------------------------------
Avg loans, net of unearned income    $526,599    $503,599    $475,430    $461,337    $434,323
                                     ========================================================
Nonaccrual loans                     $  1,488    $  1,745    $  1,618    $  1,915    $  1,160
Renegotiated or restructured loans          0           0           0           0           0
                                     --------------------------------------------------------
   Total nonperforming loans         $  1,488    $  1,745    $  1,618    $  1,915    $  1,160
Other real estate owned, net              670         561         421         480         840
Other non-performing assets                26          81          89         111          54
                                     --------------------------------------------------------
   Total nonperforming assets        $  2,184    $  2,387    $  2,128    $  2,506    $  2,054
                                     ========================================================

Loans 90 days or more past due
   and still accruing                $    303    $  1,139    $    791    $  1,265    $    711
Total nonperforming loans as a
   percentage of total loans             0.28%       0.35%       0.34%       0.42%       0.27%
Total nonperforming assets as a
   percentage of total loans, ORE
   and other nonperforming assets        0.41%       0.47%       0.45%       0.54%       0.47%
Loans 90 days past due as a
   percentage of total loans             0.06%       0.23%       0.17%       0.27%       0.16%

DEPOSITS

Total deposits increased $30.2 million, or 4.4% from $692.6 million at December 31, 1996 to $722.8 million at March 31, 1997. The increase is due primarily to customers investing in time deposits and increases in large CD's. Total time deposits increased $35.5 million from December 31, 1996 to March 31, 1997. Noninterest bearing demand deposits decreased in the first quarter of

1997 from December 31, 1996 by $5.3 million, or 4.2%. From December 31, 1996 to March 31, 1997, interest bearing transaction accounts increased $4.9 million, or 4.1%, while money market accounts and savings accounts decreased $3.3 million, or 7.6% and $2.7 million, or 2.4%, respectively.

Federal funds purchased and securities sold under agreements to repurchase increased $712,000, or 1.1% from December 31, 1996 to March 31, 1997. Counterparties to the agreements to repurchase are commercial account customers, where excess funds from noninterest bearing checking accounts are transferred nightly to a collateralized interest bearing repurchase account. These accounts are not FDIC insured, therefore the Company collateralizes the deposits with securities from the investment portfolio. For the quarter ended March 31, 1997, none of the repurchased agreements were brokered. As of March 31, 1997, the Company's federal funds purchased position was $9.2 million compared to $13.5 million as of December 31, 1996.

Regarding the Company's deposit mix, savings deposits and both interest bearing and noninterest bearing transaction deposits accounted for 49.2%, 51.7% and 49.9% of total deposits at March 31, 1997, December 31, 1996 and March 31, 1996, respectively. Large certificates of deposits, representing 10.6% of total deposits, is higher than 8.1% at December 31, 1996 and 8.5% at March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the Company's ability to meet the day-to-day cash flow requirements of its customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs.

Net cash provided by operating activities for the three months ended March 31, 1997, totaled $2.2 million. For the same period, net cash used by investing activities totaled $29.6 million consisting of proceeds from maturities and sales of investment securities of $18.0 million, with cash outflows of $24.5 million in investment securities purchases, and a $16.3 million increase in loans outstanding. Net cash provided by financing activities of $28.2 million consisted of decreases in demand deposits, savings deposits and other borrowings of $7.1 million. The payment of $865,000 in common stock dividends ($0.23 per share) was funded from earnings. Management will stagger the purchases of investment securities within a four year maturity horizon to provide sufficient liquidity to the loan portfolio. Management does not anticipate any unexpected funding needs in the near future that could not be satisfied with current cash generated from investing activities.

Total stockholders' equity, adjusted for the unrealized appreciation on securities available for sale, to total assets at March 31, 1997 and December 31, 1996 was 10.50% and 10.74%, respectively. The Company's book value per share, decreased from $24.98 at December 31, 1996 to $24.90 at March 31, 1997. The Company's Tier I risk based capital ratio, total risk based capital ratio and leverage capital ratio at March 31, 1997 were 13.28%, 14.19% and 9.87%, respectively, exceeding the fully phased-in required capital ratios of 4.00%, 8.00% and 3.00%, respectively. These ratios as of December 31, 1996, were 13.86%, 14.78% and 10.07%, respectively. Increased regulatory activity in the financial industry as a whole will continue to impact the structure of the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on repricing relationships of assets and liabilities during periods of changes in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities that are subject to repricing at various time horizons. The following table illustrates the Company's exposure to interest rate fluctuations as of March 31, 1997:

                       INTEREST RATE SENSITIVITY ANALYSIS
                              as of March 31, 1997
                                 (in thousands)

                                  --------------------------------------------------------------------------------------
                                                   Over 3          Over 1
                                                   Months           Year                          Non-
                                  3 Months         through         through          Over        Interest
                                   or less        12 Months        5 Years        5 Years       Sensitive        Total
                                  --------------------------------------------------------------------------------------
ASSETS:
Interest Earning Assets:
Loans, net of unearned
   income                         $ 185,125       $  34,628       $ 270,720      $  48,996                     $ 539,439
   Less: Allowance for
      loan losses                                                                               $  (6,153)        (6,153)
                                  --------------------------------------------------------------------------------------
   Net loans                      $ 185,125       $  34,628       $ 270,720      $  48,996      $  (6,153)     $ 533,286
Investment securities                26,099          40,691         125,195         65,494                       257,479
Federal funds sold                    6,100                                                                        6,100
                                  --------------------------------------------------------------------------------------
   Total earning assets           $ 217,324       $  75,319       $ 395,915      $ 114,490      $  (6,153)     $ 796,865
Cash and other assets                                                                             100,670        100,670
                                  --------------------------------------------------------------------------------------
   Total assets                   $ 217,324       $  75,319       $ 395,915      $ 114,490      $  94,517      $ 897,535
                                  ======================================================================================

                                  --------------------------------------------------------------------------------------
                                                   Over 3          Over 1
                                                   Months           Year                          Non-
                                  3 Months         through         through          Over        Interest
                                   or less        12 Months        5 Years        5 Years       Sensitive        Total
                                  --------------------------------------------------------------------------------------
LIABILITIES  AND
  STOCKHOLDERS'
   EQUITY:
Interest Bearing
   Liabilities:
Interest bearing demand
   deposits                       $  10,003       $  15,005       $ 100,035                                    $ 125,043
Money market accts                    7,945          15,891          15,891                                       39,727
Savings deposits                      8,796          13,194          87,962                                      109,952
Other time deposits                  98,194         117,567          35,142      $      40                       250,943
CD's of $100,000
   or more                           36,568          32,942           7,314                                       76,824
Federal funds purchased
   and securities sold
   under agreements
   to repurchase                     64,051                                                                       64,051
Other borrowings                                     10,000                                                       10,000
                                  --------------------------------------------------------------------------------------
   Total interest bearing
      liabilities                 $ 225,557       $ 204,599       $ 246,344      $      40                     $ 676,540
Non-interest bearing
   demand deposits                                                                              $ 120,278      $ 120,278
Other liabilities                                                                                   7,103          7,103
Stockholders' equity                                                                               93,614         93,614
                                  --------------------------------------------------------------------------------------
   Total liabilities and
      stockholders' equity        $ 225,557       $ 204,599       $ 246,344      $      40      $ 220,995      $ 897,535
                                  ======================================================================================

Interest sensitivity gap          $  (8,233)      $(129,280)      $ 149,571      $ 114,450
Cumulative interest
   sensitivity gap                $  (8,233)      $(137,513)      $  12,058      $ 126,508
Cumulative interest
   sensitivity gap as a
   percentage of
   total earning assets                (1.0)%         (17.3)%           1.5%          15.9%

In analyzing the interest rate sensitivity at March 31, 1997, the Company is liability sensitive in the less than twelve month categories in the amount of $137.5 million. In the greater than one year categories, the Company is asset sensitive in the amount of $264.0 million. Overall the Company is asset sensitive in the amount of $126.5 million. During periods of increasing interest rates, asset sensitivity would enable the Company to reprice earning assets faster than interest bearing liabilities, therefore optimizing net interest margins. During periods of decreasing interest rates, being asset sensitive would narrow net interest margins, because interest earning assets would reprice faster at lower rates before the repricing of the interest bearing liabilities. Management maintains several interest rate risk models, regularly meets with the Board of Directors to discuss asset/liability management issues and believes this level of exposure to interest rate fluctuations to be acceptable.

NET INCOME

Net income for the three months ended March 31, 1997 increased $385,000, or 19.1% over the same period in 1996. Net income per share for the quarter increased $0.10, or 19.1% to $0.637 per share compared to $0.535 per share for the same period one year ago. Annualized return on average assets for the three months ending March 31, 1997 was 1.10% as compared to 1.01% for 1996. The annualized return on average equity for the first quarter of 1997 was 10.29% compared to 8.99% for the same period in 1996.

NET INTEREST MARGIN

Net interest margin is the principal component of a financial institution's income stream and represents the difference or spread between interest from earning assets and the interest expense paid on deposits and other borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest margin. The discussion of net interest margin is presented on a tax equivalent basis, unless otherwise noted, to facilitate comparisons among various taxable and tax-exempt assets.

The following table shows average balances, interest income and interest expense, and yields/rates for the three months ending March 31, 1997 and 1996.

CONSOLIDATED AVERAGE BALANCE SHEET
   INTEREST INCOME/EXPENSE AND
   YIELD/RATES
Taxable Equivalent Basis
(in thousands)

                                                                          Three months ended
                                                                               March 31,

                                            -------------------------------------------------------------------------------
Assets                                                        1997                                      1996
                                            -------------------------------------------------------------------------------
                                             Average         Income/      Yield/       Average         Income/       Yield/
Earning assets:                              Balance         Expense       Rate        Balance         Expense        Rate
                                            -------------------------------------------------------------------------------
Loans, net of unearned income               $ 526,599       $  11,545      8.77%      $ 434,323       $   9,449      8.70%
Investment securities                         245,649           4,004      6.52%        283,669           4,443      6.27%
Other earning assets                           14,414             191      5.30%          6,856              94      5.48%
                                            -------------------------                 -------------------------
   Total earning assets                     $ 786,662       $  15,740      8.00%      $ 724,848       $  13,986      7.72%
                                                            ---------                                 ---------
Allowance for loan losses                      (5,943)                                   (5,743)
Cash and other assets                          90,174                                    80,294
                                            ---------                                 ---------
                TOTAL ASSETS                $ 870,893                                 $ 799,399
                                            =========                                 =========

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits            $ 122,731       $     831      2.71%      $ 119,266       $     780      2.62%
Savings deposits                              106,351             843      3.17%         88,152             584      2.65%
Time deposits                                 290,347           3,669      5.05%        276,655           3,630      5.25%
Time deposits of $100,000 or more              66,572             892      5.36%         51,477             704      5.47%
Federal funds purchased and securities
   sold under agreement to repurchase          52,515             560      4.27%         44,044             484      4.40%
Other borrowings                               10,000             132      5.28%          6,703              51      3.04%
                                            -------------------------                 -------------------------
   Total interest bearing liabilities       $ 648,516       $   6,927      4.27%      $ 586,297       $   6,233      4.25%
                                                            ---------                                 ---------
Net interest spread                                         $   8,813      3.73%                      $   7,753      3.47%
                                                            =========                                 =========
Noninterest bearing demand deposits           120,907                                   114,686
Accrued expenses and other liabilities          8,389                                     8,899
Stockholders' equity                           93,081                                    89,517
                                            ---------                                 ---------
           TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY            $ 870,893                                 $ 799,399
                                            =========                                 =========
Net yield on earning assets                                                4.48%                                     4.28%

Taxable equivalent adjustment:
   Loans                                                    $       9                                 $      38
   Investment securities                                          465                                       472
                                                            ---------                                 ---------
      Total adjustment                                      $     474                                 $     510
                                                            =========                                 =========

The net yield on earning assets increased 20 basis points from the first quarter of 1996 to the first quarter of 1997, 4.28% to 4.48%, respectively. The increase resulted from changes in rates, volumes and mix of interest earning assets and interest bearing liabilities. In addition, the average balance of noninterest bearing demand deposits increased $6.2 million, or 5.4%. On a tax equivalent basis, interest income on earning assets increased $1.8 million, or 12.5% due to an increase of $61.8 million, or 8.5% in the average volume of interest earning assets. As the rates earned on the loans and investment securities increased marginally, the development of the mix of interest earning assets is the primary factor of the improved yields and earning assets as a whole. The average balances of loans increased $92.3 million, or 21.3%, while the average balance of securities decreased $38.0 million, or 13.4% and the average balance of other earning assets, primarily federal funds sold, increased $7.6 million, or 110.2%. As a percentage of total earning assets, loans increased from 59.9% to 66.9%, investment securities decreased from 39.1% to 31.2%, and other earning assets increased from 1.0% to 1.9%, for the first quarter of 1996 and the first quarter of 1997, respectively. Rates earned on loans increased seven basis points, while rates earned on investment securities increased 25 basis points. The rates earned on other earning assets decreased 18 basis points. The rate on total earning assets increased 28 basis points due to the change in mix. Interest expense on deposits increased $694,000, or 11.1% in the first quarter of 1997 compared to the same period last year. Average balances on interest bearing liabilities increased by $62.2 million, or 10.6%. The average balances of interest bearing demand deposits increased from first quarter of 1996 to first quarter of 1997 by $3.5 million, or 2.9%. Savings accounts increased for the same time periods by $18.2 million, or 20.7%. The rates paid on these type of accounts during the three months ending March 31, 1997, and 1996, increased 9 and 52 basis points, for interest bearing demand deposits and savings deposits, respectively. The average balance of time deposits, including time deposits over $100,000, increased $28.8 million, or 8.8% and the rate paid decreased 17 basis points. Net interest spread and net interest spread rate increased from first quarter 1996 to first quarter 1997 by $1.1 million and 26 basis points, respectively.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and commissions.

                               NONINTEREST INCOME
                                 (in thousands)

                                            Three Months
                                           Ended March 31,
                                        --------------------     Percent
                                          1997         1996       Change
                                        ----------------------------------
Service charge on deposit accounts      $ 1,008      $   837       20.43 %
Trust fees                                  383          313       22.36 %
Net securities gains realized                (8)           7     (214.29)%
Other income                                739          784       (5.74)%
                                        ----------------------------------
   TOTAL                                $ 2,130      $ 1,941        9.74 %
                                        ==================================


Service charges increased $171,000, or 20.4% for the three months ended March 31, 1997, as compared to the quarter ended March 31, 1996. Trust fees increased $70,000, or 22.4% from the first quarter of 1996 compared to the first quarter of 1997. Net securities losses of $8,000 were realized in the first quarter of 1997, compared to the gain of $7,000 realized in the same period of 1996. Other noninterest income decreased $45,000, or 6.1% for the first quarter 1997 compared to the first quarter of 1996.



NONINTEREST EXPENSE

Salaries and benefits increased $407,000, or 12.2% for the three months ending March 31, 1997, as compared to March 31, 1996. Occupancy expenses decreased $82,000, or 15.4% due to increased rent income. Management anticipates the level of spending for occupancy expense to follow closely with last years results. Other expenses increased $315,000, or 13.9% over these same periods.

                               NONINTEREST EXPENSE
                                 (in thousands)

                                   Three Months
                                  Ended March 31,
                               --------------------           Percent
                                1997          1996            Change
                               --------------------------------------
Salaries and benefits          $3,731        $3,324           12.24 %
Net occupancy expense             450           532          (15.41)%
Other expense                   2,567         2,252           13.99 %
                               --------------------
   TOTAL                       $6,748        $6,108           10.48 %
                               ====================

PROVISION FOR INCOME TAXES

The Company's provision for income taxes increased $74,000, or 9.5% to $850,000 for the three months ended March 31, 1997, as compared to $776,000 for the same period in 1996. The effective tax rate was 26.2% for the three months ended March 31, 1997 as compared to 27.8% for March 31, 1996. The notes to the financial statements provide additional information regarding the Company's taxes.

                                     PART II
                                OTHER INFORMATION
ITEM 1.  Legal Proceedings

         None

ITEM 2.  Change in Securities

         None

ITEM 3.  Defaults Upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of Pioneer Bancshares, Inc. stockholders was held on April 16, 1997 at the Chattanooga Trade Center. Only those items disclosed within the Pioneer Bancshares, Inc. Proxy Statement were voted.

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





                                    Pioneer Bancshares, Inc.





Date: May 13, 1997                  /s/ Rodger B. Holley
                                    --------------------
                                    Rodger B. Holley
                                    President and CEO



Date: May 13, 1997                  /s/ Gregory B. Jones
                                    --------------------
                                    Gregory B. Jones
                                    Executive Vice President and Treasurer



Date: May 13, 1997                  /s/ Robert M. Wilbanks
                                    ----------------------
                                    Robert M. Wilbanks, Jr.
                                    Vice President and Controller

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

  3(b)            By-laws, incorporated herein by reference from Registrant's
                  Registration Statement on Form S-4 (Registration No.
                  33-49360).

 11               Statement Regarding Computation of Net Earnings per Share              24

 27               Financial Data Schedule (SEC use only)