Form 10-Q
period 1997-06-30
PIONEER BANCSHARES INC
filed 1997-08-14
CIK 889464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997
                              ---------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission File Number 0-84254
                                                -------

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

                                Yes   X    No
                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997:

                 Title of Class                  Number of Shares Outstanding
                 --------------                  ----------------------------
         Common Stock, $.005 Par Value                      3,759,912

PIONEER BANCSHARES, INC.



INDEX                                                                            PAGE
-----                                                                            ----

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

         Consolidated Balance Sheets - June 30, 1997,
                  December 31, 1996 and June 30, 1996                            1

         Consolidated Statements of Income -
                  Three Months and Six Months Ended June 30, 1997
                   and June 30, 1996                                             2

         Consolidated Statements of Changes in Shareholders' Equity -
                  Six Months Ended June 30, 1997 and June 30, 1996               3

         Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1997 and June 30, 1996               4-5

         Notes to Consolidated Financial Statements                              6-8

Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations
                           of Pioneer Bancshares, Inc.                           9-22

PART II.         OTHER INFORMATION                                               23

         Signatures                                                              24

         Exhibit Index                                                           25

PART 1
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION           Unaudited               Unaudited
  (in thousands)                                June 30,  December 31,  June 30,
                                               ---------  ------------ ---------
                  ASSETS                          1997        1996        1996
                                               ---------  ------------ ---------
Cash and due from banks                        $  62,988   $  57,565   $  62,606
Investment securities:
  Held-to-maturity (fair value of $53,127 at
    June 30, 1997, $59,319 at December 31,
    1996, and $63,687 at June 30, 1996)           53,133      59,409      65,392
  Available-for-sale                             189,784     191,519     204,932
Federal funds sold                                 3,470          --          --
Loans                                            593,745     524,849     480,547
  Less: Unearned income                            1,872       1,596       1,605
        Allowance for loan losses                  6,939       5,758       5,493
                                               ---------   ---------   ---------
      Net loans                                  584,934     517,495     473,449
Premises and equipment, net of accumulated
  depreciation                                    20,448      20,242      20,024
Intangible assets                                  6,035       6,450       6,864
Other assets                                      15,324      14,560      14,415
                                               ---------   ---------   ---------
  Total Assets
                                               $ 936,116   $ 867,240   $ 847,682
                                               =========   =========   =========
               LIABILITIES
Deposits
  Noninterest bearing demand deposits          $ 142,597   $ 125,530   $ 135,388
  Interest bearing demand deposits               128,563     120,146     120,263
  Money market accounts                           45,383      43,008      42,801
  Savings deposits                               101,936     112,684      86,554
  Time deposits of less than $100,000            251,865     235,114     245,612
  Time deposits of $100,000 or more               71,836      56,086      51,375
                                               ---------   ---------   ---------
      Total deposits                             742,180     692,568     681,993
Federal funds purchased and securities
  sold under agreements to repurchase             61,508      63,339      53,162
Other borrowings                                  28,000      10,000      17,000
Other liabilities                                  7,971       7,410       6,552
                                               ---------   ---------   ---------
      Total liabilities                          839,659     773,317     758,707
                                               ---------   ---------   ---------
         STOCKHOLDERS' EQUITY
Common stock par value $.005 per share;
   8,000,000 authorized; 3,759,912 issued             19          19          19
Surplus                                           64,728      64,885      64,728
Retained earnings                                 31,901      28,771      25,406
Unrealized appreciation/(depreciation) on
  securities available for sale                      783         807      (1,152)
Less: treasury stock - at cost                       974         559          26
                                               ---------   ---------   ---------
  Total stockholders' equity                      96,457      93,923      88,975
                                               ---------   ---------   ---------
  Total Liabilities and Stockholders' Equity   $ 936,116   $ 867,240   $ 847,682
                                               =========   =========   =========

CONSOLIDATED STATEMENTS OF INCOME
  (in thousands, except per share data)

                                                    Unaudited             Unaudited
                                               Three months ended      Six months ended
                                                     June 30,              June 30,
                                               -----------------------------------------
INTEREST INCOME                                  1997       1996       1997       1996
                                               --------   -------------------   --------
Interest and fees on loans                     $ 12,790   $ 10,033   $ 24,325   $ 19,461
Interest on investment securities
  Taxable                                         2,620      2,907      5,195      5,887
  Tax exempt                                      1,020      1,019      1,984      1,990
Interest on federal funds sold                      151         54        335        148
Interest on other earning assets                      7          6         14          9
                                               --------   -------------------   --------
  Total interest income                          16,588     14,019     31,853     27,495
                                               --------   -------------------   --------
INTEREST EXPENSE
Interest bearing demand deposits                    819        783      1,650      1,563
Money market accounts                               407        393        823        793
Savings deposits                                    819        574      1,662      1,138
Time deposits of less than $100,000               3,469      3,180      6,722      6,428
Time deposits of $100,000 or more                 1,032        787      1,924      1,491
Federal funds purchased and securities
  sold under agreements to repurchase               805        590      1,365      1,075
Other borrowed money                                209        182        341        233
                                               --------   -------------------   --------
  Total interest expense                          7,560      6,489     14,487     12,721
                                               --------   -------------------   --------
      Net interest income                         9,028      7,530     17,366     14,774
Provision for loan losses                         1,155        255      1,621        535
                                               --------   -------------------   --------
      Net interest income
         after the provision for loan losses      7,873      7,275     15,745     14,239
                                               --------   -------------------   --------
NONINTEREST INCOME
Trust income                                        404        336        787        649
Service charge on deposit accounts                1,038        985      2,046      1,822
Net securities gains (losses)                        70         (8)        62         (1)
Other income                                        657        403      1,396      1,187
                                               --------   -------------------   --------
  Total noninterest income                        2,169      1,716      4,291      3,657
                                               --------   -------------------   --------
NONINTEREST EXPENSE
Salaries and employee benefits                    4,018      3,540      7,749      6,864
Occupancy                                           433        581        883      1,113
Other                                             2,439      2,173      5,006      4,425
                                               --------   -------------------   --------
  Total noninterest expense                       6,890      6,294     13,638     12,402
                                               --------   -------------------   --------
Income before provision for income taxes          3,152      2,697      6,398      5,494
Provision for income taxes                          840        711      1,690      1,497
                                               --------   -------------------   --------
      NET INCOME                               $  2,312   $  1,986   $  4,708   $  3,997
                                               ========   ===================   ========

Net income per common share                    $  0.615   $  0.528   $  1.252   $  1.063
Dividends declared per common share            $   0.23   $ 0.2175   $   0.46   $ 0.4350

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Pioneer Bancshares, Inc.
  (in thousands except for share data)

                                                                                            Unrealized
                                           Common Stock                                    Appreciation
                                      -----------------------                             (Depreciation)
                                         # of          Par        Capital       Retained    Available-     Treasury
                                        Shares        Value       Surplus       Earnings   for-Sale Sec      Stock         Total
                                      ----------   ----------   ----------    ----------  --------------  ----------    ----------
Balances, December 31, 1995            1,879,956   $       19   $   64,728    $   23,045    $      312    $     (479)   $   87,625

Net income                                    --           --           --         3,997            --            --         3,997


Cash dividend                                 --           --           --        (1,636)           --            --        (1,636)
Stock dividend                         1,879,956           --           --            --            --            --            --

Net Changes in Unrealized
Appreciation on
  Securities Available-for-Sale               --           --           --            --        (1,464)           --        (1,464)

Sales of Treasury Stock                       --           --           --            --            --           631           631
Purchases of Treasury Stock                   --           --           --            --            --          (178)         (178)
                                      ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balances, June 30, 1996 (Unaudited)    3,759,912   $       19   $   64,728    $   25,406    $   (1,152)   $      (26)   $   88,975
                                      ==========   ==========   ==========    ==========    ==========    ==========    ==========


Balances, December 31, 1996            3,759,912   $       19   $   64,885    $   28,771    $      807    $     (559)   $   93,923

Net income                                    --           --           --         4,708            --            --         4,708


Cash dividend                                 --           --           --        (1,730)           --            --        (1,730)

Net Changes in Unrealized
Depreciation on
  Securities Available-for-Sale               --           --           --            --           (23)           --           (23)

Sales of Treasury Stock                       --           --           --            --            --           604           604
Purchases of Treasury Stock                   --           --           --            --            --        (1,013)       (1,013)

Common Stock Adjustment For
Employee Stock Ownership Plan (ESOP)          --           --         (157)          152            (1)           (6)          (12)
                                      ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balances, June 30, 1997 (Unaudited)    3,759,912   $       19   $   64,728    $   31,901    $      783    $     (974)   $   96,457
                                      ==========   ==========   ==========    ==========    ==========    ==========    ==========

CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)

                                                                Unaudited
                                                            Six months ended
OPERATING ACTIVITIES                                             June 30,
                                                          --------     --------
                                                            1997         1996
                                                          --------     --------
Net income                                                $  4,708     $  3,997
Adjustments to reconcile net income to cash
  provided by operating activities:
   Provision for loan losses                                 1,621          535
   Depreciation on premises and equipment                    1,285          867
   Amortization and accretion of investment
     securities                                                115          459
   (Increase) decrease in other assets                        (349)      (2,607)
   Increase (decrease) in other liabilities                    561       (1,081)
                                                          --------     --------
Net cash provided by operating activities                    7,941        2,170
                                                          --------     --------

INVESTING ACTIVITIES

Proceeds from sales and maturities of
  available-for-sale securities                             64,233       24,542
Proceeds from maturities of
  held-to-maturity securities                                6,278       12,574
Purchases of investment securities                         (62,500)     (22,355)
Net (increase) decrease in federal funds sold               (3,470)       5,935
Net (increase) decrease in loans                           (69,060)     (58,353)
Purchases of premises and equipment                         (1,641)      (3,807)
                                                          --------     --------
Net cash used in investing activities                      (66,160)     (41,464)
                                                          --------     --------

FINANCING ACTIVITIES

Net increase (decrease) in demand deposits                  25,484        9,791
Net increase (decrease) in savings and MMDA                 (8,373)      (3,853)
Net increase (decrease) in time deposits                    32,501       13,960
Net increase (decrease) in repurchase
  agreements and federal funds purchased                    (1,831)      11,247
Net increase (decrease) in other borrowings                 18,000       17,000
Cash dividends paid                                         (1,730)      (1,636)
Sales of treasury stock                                        604          631
Purchase of treasury stock                                  (1,013)        (178)
                                                          --------     --------
Net cash provided (used) by financing activities            63,642       46,962
                                                          --------     --------

    Increase (decrease) in cash and cash
      equivalents                                            5,423        7,668
                                                          --------     --------
Cash and cash equivalents at the beginning of
  the period                                                57,565       54,938
                                                          --------     --------
Cash and cash equivalents at the end of
  the period                                              $ 62,988     $ 62,606
                                                          ========     ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)

                                                            Unaudited
                                                         Six months ended
         SUPPLEMENTAL DISCLOSURES OF                         June 30,
            NONCASH INVESTING AND
            FINANCING ACTIVITIES
                                                   -----------      -----------
                                                       1997             1996
                                                   -----------      -----------

Increase in Other Real Estate Owned                 $      353       $      431
Unrealized Appreciation (Depreciation)
of Securities, net of Deferred Taxes                $     (330)      $   (1,014)
State Taxes Paid                                    $      565       $      389
Federal Taxes Paid                                  $    2,037       $    1,649

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

Consolidation

The accompanying consolidated financial statements include the accounts of Pioneer Bancshares, Inc., its subsidiaries, Pioneer Bank and Valley Bank, and Pioneer Bank's subsidiaries and trusteed affiliates. Pioneer Bank's subsidiaries include Pioneer Securities, Inc. (PSI) and Center Finance Company, Inc.. The trusteed affiliates of Pioneer Bank include Frontier Corporation and Valley Company with Valley's wholly-owned subsidiary, Oneida Insurance Company, Inc.. Collectively Pioneer Bancshares and its subsidiaries and trusteed affiliates are referred to as the "Company." Frontier Corporation and Valley Company are held in trust for the benefit of Pioneer Bank's shareholders for a period of one hundred years from 1956. At any time, the trusts may be liquidated by a two-thirds vote of Pioneer Bank's shareholders. Center Finance Company, Inc. specializes in consumer finance and related activities in Athens, Tennessee and commenced operations in the first quarter of 1996.

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

FASB Statements No. 114 & 118

The Company adopted FASB Statements No. 114 & 118 in the first quarter of 1995. For purposes of these Statements, management maintains the following policy. Impaired loans are divided into two classifications: doubtful and loss. "Doubtful" loans indicate probable loss and are reserved at 50% of outstanding principal regardless of underlying collateral value. If collateral value is less than 50% of principal, then additional specific reserves are allocated. "Loss" loans are deemed uncollectible by management and are reserved at 100% of outstanding principal value. The Company charges-off loans that it deems to be substantially uncollectible. The Directors Loan Committee approves all loan charge-offs. The following table details impaired loans:

                                                           ---------------------
                                                                  June 30,
                                                           --------     --------
                                                             1997         1996
                                                           --------     --------
Principal balance                                          $303,672     $ 66,797
Interest income recorded during loan impairment                  --           --
Reserve for potential credit losses                         172,727       36,504
Unreserved portion of impaired loans                        130,945       30,293
Average principal balance quarter-to-date                   169,571      206,463
Average principal balance year-to-date                      159,632      152,714

Impaired loans are identified according to the two classification methods in the following table:

                                                           ---------------------
                                                                  June 30,
                                                           --------     --------
                                                             1997         1996
                                                           --------     --------
Doubtful loans outstanding.                                $303,672     $ 60,587
Loss loans outstanding                                           --        6,210

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

B.       BUSINESS COMBINATIONS

The Company has made an application to the Office of Thrift Supervision ("OTS"), the Federal Reserve Bank of Atlanta ("FRB") and the Federal Deposit Insurance Corporation ("FDIC") to first organize and subsequently purchase a, Tennessee based, de novo federal savings bank ("FSB"). The Company has requested from the FDIC to grant the federally chartered FSB a "Bank Insurance Fund" insurance charter. The Company intends, if all approvals are granted, to manage the FSB with the full authority and powers granted a federally chartered FSB. Regulatory approval is expected to be completed during the third quarter, and operations for the FSB are expected to begin during the fourth quarter. The transaction is less than 10% of the Company's assets, therefore an 8-K filing is not expected to be filed.

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                           OF PIONEER BANCSHARES, INC.

OVERVIEW

The Company ended the second quarter with total assets of $936.1 million, a 7.9% increase from December 31, 1996 and a 10.4% increase from June 30, 1996. The Company reported net income for the second quarter of $2.3 million, or $0.62 per share, compared to $1.9 million, or $0.53 per share, for the same period in 1996. For the six months ended June 30, 1997, the Company reported $4.7 million, or $1.25 per share, compared to $4.0 million, or $1.06 per share, for the same period last year. The improvement in earnings represents a 16.4% increase from the second quarter 1996 to the second quarter of 1997 and a 17.8% increase from the first six months of 1996 to the first six months of 1997.

NET INTEREST INCOME

Net interest income was $9.0 million for the three months ended June 30, 1997, compared to $7.5 million for the same period in 1996. This level of net interest income resulted primarily from, among other things, an increase in net interest spread of 35 basis points to 3.89% from 3.54%. The net interest margin was 4.64% in the second quarter of 1997 compared to 4.33% in the second quarter of 1996. The margin increased because the yield on interest earning assets increased 45 basis points, while the rate paid on interest bearing liabilities increased only 10 basis points.

Net interest income was $17.4 million for the six months ended June 30, 1997, compared to $14.8 million for the same period in 1996. This level of net interest income resulted primarily from, among other things, an increase in net interest spread of 31 basis points to 3.81% from 3.50%. The net interest margin was 4.56% for the six months ended June 30, 1997 compared to 4.30% for the same period last year. The margin increased because the yield on interest earning assets increased 37 basis points, while the rate paid on interest bearing liabilities increased only 6 basis points. (See "Net Interest Margin")

CASH AND DUE FROM BANKS

Cash and due from banks increased from $57.6 million as of December 31, 1996, to $63.0 million as of June 30, 1997, representing a 9.4% increase. The increase is indicative of normal business cycles in the industry. Cash and due from bank balances will fluctuate depending on monthly cycles and the volume of uncollected funds deposited by bank customers. It is management's desire to maintain adequate cash reserves to meet our customers' cash needs.

INVESTMENTS

Investment securities decreased from $250.9 million to $242.9 million, or 3.2% from December 31, 1996 to June 30, 1997. This decrease was due to deposits growing slower than the loan portfolio, creating a temporary liquidity need. Maturities, sales and prepayments within the securities portfolio were not reinvested in securities, thereby increasing liquidity for loan growth. From December 31, 1996 to June 30, 1997 the "Held-to-Maturity" securities decreased $6.3 million, or 10.6% while the "Available-for-Sale" securities decreased $1.7 million, or 0.9%. The average expected life of the total investment security portfolio at June 30, 1997 was 3.4 years with an average tax equivalent yield of 6.52%. Taxable equivalent adjustments, using a 34 percent tax rate, have been made in calculating yields on tax-exempt obligations.

Since December 31, 1996, interest rate volatility in the bond market has increased the value of the investment portfolio by $1.2 million. Interest rates decreased due to indices reflecting the economy is generally moderating from a strong first quarter, as well as the lack of any significant threat to higher inflation. Regarding the investment portfolio, management intends to (i) buy securities only during those times when prices appear most favorable, (ii) maintain maturities four years or less and (iii) avoid mortgage-backed securities and structured notes.

FASB 115 requires that the "Available for Sale" portfolio be valued at market prices and any difference be recorded as a change in asset value to the investment portfolio and capital. As of June 30, 1997, the FASB 115 adjustment resulted in an increase in the asset value of the investment portfolio of $1.2 million and an adjustment to the capital account of $783,000, after reserving $417,000 for deferred taxes.

As of June 30, 1997, the Company had $3.5 million invested in Federal Funds compared to no investment in Federal Funds at December 31, 1996. Management continually monitors the Company's liquidity position to determine the necessary balances of short term investments and to consider alternative uses of such funds.

LOAN PORTFOLIO

Loans, net of unearned income, increased $68.6 million, or 13.1% from December 31, 1996 to June 30, 1997. The loan mix changed marginally from year end 1996 to quarter end, June 30, 1997. The largest dollar volume loan category increase occurred in commercial loans by $39.3 million, or 37.3% from December, 1996 to June, 1997. Consumer credit card loans decreased $163,000, or 3.9%, due to the re-pricing of the card program after the initial discount rate offering was completed. Residential real estate loans increased $20.7 million, or 15.0% from December 31, 1996 to June 30, 1997, due to a strong marketing program for home equity loans. Real estate construction loans increased 32.4%, or $12.1 million, for the same period. This increase in construction loans is one indication of a strong local economy.

Management is anticipating strong loan growth for the remainder of the year. However, the amount of such growth, if any, will depend upon general economic conditions, including whether or not the

Federal Reserve increases or maintains current interest rate levels. Higher interest rate levels will reduce the growth rate of the loan portfolio. Management continues to monitor the mix of loans and the introduction of new loan products to ensure our customers are provided with the best borrowing opportunities.

The Company had no foreign loans or loans to lesser developed countries as of June 30, 1997. The Company has not invested in loans to finance highly leveraged transactions ("HLT"), such as leveraged buy-out transactions, as defined by the Federal Reserve and other regulatory agencies. There has not been a concentration in lending to any one industry segment. The Company's loan mix is further described in the table below.

                                 LOAN PORTFOLIO
                                 (in thousands)

                                          June          Percent               December        Percent
                                          1997         of Total                 1996         of Total
                                          ----         --------                 ----         --------
      Commercial, financial
         and agricultural               $144,554         24.35%               $105,297         20.06%
      Real estate:
         Construction and
            land development              49,432          8.33%                 37,324          7.11%
         Residential                     158,921         26.77%                138,194         26.33%
         Commercial                      148,113         24.95%                158,333         30.17%
      Consumer
         Credit cards                      3,998          0.67%                  4,161          0.79%
         Installments                     88,445         14.90%                 81,196         15.47%
      Lease financing                        282          0.03%                    344          0.07%
                                        ------------------------------------------------------------
      Total Gross Loans                 $593,745        100.00%               $524,849        100.00%
                                                        ======                                ======
      Less:
         Unearned income                   1,872                                 1,596
         Allowance for
            loan losses                    6,939                                 5,758
                                        --------                              --------
      Total Net Loans                   $584,934                              $517,495
                                        ========                              ========


PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

The economic outlook for the State of Tennessee, where the Company does business, is cautious. However, it is generally performing better than the nation as a whole. In the Company's markets, real estate values appear to have increased slightly as interest rates have eased lower and new housing starts have remained steady since the first quarter. A continued healthy economy will probably hold the level of net charge-offs and delinquencies for the remainder of 1997 at or below historical peer group averages.

Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss reserve. The allowance for possible loan losses increased $786,000, or 12.8% during the second quarter of 1997. The provision charged to expense is based on a continuous analysis by the Company's management of potential losses in the loan portfolio and management's desire to increase the percentage of the allowance for possible loan loss reserve to 1.25% of average outstanding loans before year-end 1997.

The Company's allowance for possible loan losses as a percentage of average loans, net of unearned income, was 1.22% at June 30, 1997 as compared to 1.14% at December 31, 1996. The allowance for loan losses at June 30, 1997, and December 31, 1996, provided 240.6% and 163.3% coverage of nonperforming assets and loans 90 days or more past due, respectively. Net charge-offs (annualized as a percentage of average quarter-to-date loans) were 0.26% during the second quarter of 1997 as compared to 0.44% for the same period one year ago. At June 30, 1997, management believes that the allowance for possible loan losses is sufficient to absorb potential losses.

                            ALLOWANCE FOR LOAN LOSSES
                                 (in thousands)

                                                     1997                                     1996
                                            ------------------------------------------------------------------------
Quarter Ending                              June 30         March 31         Dec 31          Sept 30         June 30
                                            ------------------------------------------------------------------------
Balance at beginning of period              $ 6,153         $ 5,758         $ 5,270          $ 5,493         $ 5,741
Loans charged-off                               433             242             493              566           1,069
Loans recovered                                  64             171             640              122             566
                                            ------------------------------------------------------------------------
  Net charge-offs (recoveries)              $   369         $    71         $  (147)         $   444         $   503
Provision for loan losses charged
  to expense                                  1,155             466             341              221             255
                                            ------------------------------------------------------------------------
Balance at end of period                    $ 6,939         $ 6,153         $ 5,758          $ 5,270         $ 5,493
                                            ========================================================================

Allowance for loan losses as a
  percentage of average loans
  outstanding for  the period                  1.22%           1.17%           1.14 %           1.11%           1.19%

Allowance for loan losses as a
  percentage of nonperforming assets
  and loans 90 days past due
  outstanding at end of the period           240.60%         207.20%         163.30 %         180.54%         145.66%

Annualized QTD net charge-offs as
  a percentage of average loans
  outstanding for the period                   0.26%           0.05%          (0.12)%           0.37%           0.44%

Annualized YTD net charge-offs as
  a percentage of average loans
  outstanding for  the period                  0.16%           0.05%           0.24 %           0.38%           0.40%

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

Nonperforming assets include nonperforming loans, renegotiated loans, foreclosed real estate held for sale and foreclosed other personal property held for sale. As of June 30, 1997, nonperforming assets were $2.3 million as compared to $2.3 million at December 31, 1996. The ratio of nonperforming assets to average loans, net of unearned income, other real estate and other nonperforming assets was 0.41% at June 30, 1997, compared to 0.47% at December 31, 1996 and 0.54% at June 30, 1996.

Total nonperforming loans to total average loans decreased from 0.35% at December 31, 1996, to 0.30% at June 30, 1997. Likewise, loans past due 90 days or more as a percentage of total average loans decreased to 0.10% as of June 30, 1997, compared to 0.23% as of December 31, 1996. Management believes that asset quality will remain strong throughout the remainder of 1997.

Net loans charged off during the second quarter of 1997 were $369,000 compared to a $503,000 for the same period of 1996. Further detail of loan charge-offs and recoveries is presented in the table "Allowance for Loan Losses."

                     NONPERFORMING ASSETS AND PAST DUE LOANS
                                 (in thousands)

                                               ------------------------------------------------------------------------
                                                          1997                                  1996
                                               ------------------------------------------------------------------------
Quarter Ending                                  June 30        March 31         Dec 31         Sept 30         June 30
                                               ------------------------------------------------------------------------
Avg loans, net of unearned income              $566,628        $526,599        $503,599        $475,430        $461,337
                                               ========================================================================
Nonaccrual loans                               $  1,708        $  1,488        $  1,745        $  1,618        $  1,915
Renegotiated or restructured loans                    0               0               0               0               0
                                               ------------------------------------------------------------------------
   Total nonperforming loans                   $  1,708        $  1,488        $  1,745        $  1,618        $  1,915
Other real estate owned, net                        571             670             561             421             480
Other non-performing assets                          24              26              81              89             111
                                               ------------------------------------------------------------------------
   Total nonperforming assets                  $  2,303        $  2,184        $  2,387        $  2,128        $  2,506
                                               ========================================================================

Loans 90 days or more past due
   and still accruing                          $    581        $    303        $  1,139        $    791        $  1,265
Total nonperforming loans as a
   percentage of total avg loans                   0.30%           0.28%           0.35%           0.34%           0.42%
Total nonperforming assets as a
   percentage of total avg loans, ORE
   and other nonperforming assets                  0.41%           0.41%           0.47%           0.45%           0.54%
Loans 90 days past due as a
   percentage of total avg loans                   0.10%           0.06%           0.23%           0.17%           0.27%

DEPOSITS

Total deposits increased $49.6 million, or 7.2% from $692.6 million at December 31, 1996 to $742.2 million at June 30, 1997. The increase is due primarily to customers investing in time deposits and increases in large CD's. Total interest bearing deposits increased $32.5 million from December 31, 1996 to June 30, 1997. Noninterest bearing demand deposits increased in the first six months of 1997 from December 31, 1996 by $17.1 million, or 13.6%. From December 31, 1996 to June 30, 1997, interest bearing transaction accounts increased $8.4 million, or 7.0%, while money market accounts and savings accounts increased $2.4 million, or 5.5% and decreased $10.7 million, or 9.5%, respectively.

Federal funds purchased and securities sold under agreements to repurchase decreased $1.8 million, or 2.9% from December 31, 1996 to June 30, 1997. Counterparties to the agreements to repurchase are commercial account customers, where excess funds from noninterest bearing checking accounts are transferred nightly to a collateralized interest bearing repurchase account. These accounts are not FDIC insured, therefore the Company collateralizes the deposits with securities from the investment portfolio. For the quarter ended June 30, 1997, none of the repurchased agreements were brokered. As of June 30, 1997, the Company's federal funds purchased position was $2.9 million compared to $13.5 million as of December 31, 1996. The Company uses borrowings from the Federal Home Loan Board ("FHLB") to supplement the management of interest rate risk by matching maturities within the loan portfolio with FHLB borrowings. At June 30, 1997 total FHLB borrowings were $28.0 million, or $18.0 million higher than on December 31, 1996. Regarding the Company's deposit mix, savings deposits and both interest bearing and noninterest bearing transaction deposits accounted for 50.3%, 51.7% and 50.2% of total deposits at June 30,

1997, December 31, 1996 and June 30, 1996, respectively. Large certificates of deposits, representing 9.7% of total deposits, is higher than 8.1% at December 31, 1996 and 7.5% at June 30, 1996.

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

Net cash provided by operating activities for the six months ended June 30, 1997, totaled $7.9 million. For the same period, net cash used by investing activities totaled $66.2 million consisting of proceeds from maturities and sales of investment securities of $70.5 million, with cash outflows of $62.5 million in investment securities purchases, and a $69.1 million increase in loans outstanding. Net cash provided by financing activities of $63.6 million consisted of an increase in demand deposits of $25.5 million, a decrease in savings deposits of $8.4 million and increases in time deposits of $32.5 million and other borrowings of $18.0 million. The payment of $1.7 million in common stock dividends was funded from earnings. Management will stagger the purchases of investment securities within a four year maturity horizon to provide sufficient liquidity to the loan portfolio. Management does not anticipate any unexpected funding needs in the near future that could not be satisfied with current cash generated from investing activities.

Total stockholders' equity, adjusted for the unrealized appreciation on securities available for sale, to total assets at June 30, 1997 and December 31, 1996 was 10.22% and 10.74%, respectively. The Company's book value per share, increased from $24.98 at December 31, 1996 to 25.65% at June 30, 1997. The Company's Tier I risk based capital ratio, total risk based capital ratio and leverage capital ratio at June 30, 1997 were 13.51%, 14.55% and 9.72%, respectively, exceeding the fully phased-in required capital ratios of 4.00%, 8.00% and 3.00%, respectively. These ratios as of December 31, 1996, were 13.86%, 14.78% and 10.07%, respectively. Increased regulatory activity in the financial industry as a whole will continue to impact the structure of the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

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

Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities that are subject to repricing at various time horizons. The following table illustrates the Company's exposure to interest rate fluctuations as of June 30, 1997:

                       INTEREST RATE SENSITIVITY ANALYSIS
                               as of June 30, 1997
                                 (in thousands)

                                  --------------------------------------------------------------------------------------
                                                  Over 3          Over 1
                                                  Months           Year                           Non-
                                  3 Months        through         through          Over         Interest
                                   or less       12 Months        5 Years        5 Years        Sensitive        Total
                                  --------------------------------------------------------------------------------------
ASSETS:
Interest Earning Assets:
Loans, net of unearned
   income                         $ 215,772      $  44,726       $ 293,205      $  38,170                      $ 591,873
   Less: Allowance for
      loan losses                                                                                  (6,939)     $  (6,939)
                                  --------------------------------------------------------------------------------------
   Net loans                      $ 215,772      $  44,726       $ 293,205      $  38,170       $  (6,939)     $ 584,934
Investment securities                   509         45,323         127,239         69,846                        242,917
Federal funds sold                    3,470                                                                        3,470
                                  --------------------------------------------------------------------------------------
   Total earning assets           $ 219,751      $  90,049       $ 420,444      $ 108,016       $  (6,939)     $ 831,321
Cash and other assets                                                                             104,795        104,795
                                  --------------------------------------------------------------------------------------
   Total assets                   $ 219,751      $  90,049       $ 420,444      $ 108,016       $  97,856      $ 936,116
                                  ======================================================================================

                                  --------------------------------------------------------------------------------------
                                                  Over 3          Over 1
                                                  Months           Year                           Non-
                                  3 Months        through         through          Over         Interest
                                   or less       12 Months        5 Years        5 Years        Sensitive        Total
                                  --------------------------------------------------------------------------------------
LIABILITIES  AND
   STOCKHOLDERS'
      EQUITY:
Interest Bearing
   Liabilities:
Interest bearing demand
   deposits                       $  12,856      $  12,856       $ 102,851                                     $ 128,563
Money market accts                    2,269          4,538          38,576                                        45,383
Savings deposits                      5,096         10,194          86,646                                       101,936
Other time deposits                  79,866        140,541          31,396      $      62                        251,865
CD's of $100,000
   or more                           22,779         40,084           8,973                                        71,836
Federal funds purchased
   and securities sold
   under agreements
   to repurchase                     61,508                                                                       61,508
Other borrowings                                    28,000                                                        28,000
                                  --------------------------------------------------------------------------------------
   Total interest bearing
      liabilities                 $ 184,374      $ 236,213       $ 268,442      $      62                      $ 689,091
                                  ======================================================================================
Non-interest bearing
   demand deposits                                                                                142,597      $ 142,597
Other liabilities                                                                                   7,971          7,971
Stockholders' equity                                                                               96,457         96,457
   Total liabilities and
      stockholders' equity        $ 184,374      $ 236,213       $ 268,442      $      62       $ 247,025      $ 936,116
Interest sensitivity gap          $  35,377      $(146,164)      $ 152,002      $ 107,954
Cumulative interest
   sensitivity gap                $  35,377      $(110,787)      $  41,215      $ 149,169
Cumulative interest
   sensitivity gap as a
   percentage of
   total earning assets                4.26%        (13.33)%          4.96%         17.94%

In analyzing the interest rate sensitivity at June 30, 1997, the Company is liability sensitive in the less than twelve month categories in the amount of $110.8 million. In the greater than one year categories, the Company is asset sensitive in the amount of $260.0 million. Overall the Company is asset sensitive in the amount of $149.2 million. During periods of increasing interest rates, asset sensitivity would enable the Company to reprice earning assets faster than interest bearing liabilities, therefore optimizing net interest margins. During periods of decreasing interest rates, being asset sensitive would narrow net interest margins, because interest earning assets would reprice faster at lower rates before the repricing of the interest bearing liabilities. Management maintains several interest rate risk models, regularly meets with the Board of Directors to discuss asset/liability management issues and believes this level of exposure to interest rate fluctuations to be acceptable.

NET INCOME

Net income for the six months ended June 30, 1997 increased $711,000, or 17.8% over the same period in 1996. Net income per share for the first six months increased $0.19, or 17.8% to $1.25 per share compared to $1.07 per share for the same period one year ago. Annualized return on average assets for the six months ending June 30, 1997 was 1.06% as compared to 0.99% for 1996. The annualized return on average equity for the first six months of 1997 was 10.04%, compared to 8.94% for the same period in 1996.

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

The following table shows average balances, interest income and interest expense, and yields/rates for the three months ending June 30, 1997 and 1996.

CONSOLIDATED AVERAGE BALANCE SHEET
  INTEREST INCOME/EXPENSE AND
  YIELD/RATES
Taxable Equivalent Basis
(in thousands)

                                                                            Three months ended
                                                                                 June 30,

                                              ------------------------------------------------------------------------------
Assets                                                          1997                                      1996
                                              ------------------------------------------------------------------------------
                                               Average         Income/      Yield/       Average         Income/      Yield/
Earning assets:                                Balance         Expense       Rate        Balance         Expense       Rate
                                              ------------------------------------------------------------------------------
Loans, net of unearned income                 $ 566,628       $  12,846      9.07%      $ 461,337       $  10,071      8.73%
Investment securities                           255,196           4,203      6.59%        277,233           4,398      6.35%
Other earning assets                             10,189             158      6.20%          4,292              60      5.59%
                                              -------------------------                 -------------------------
   Total earning assets                       $ 832,013       $  17,207      8.27%      $ 742,862       $  14,529      7.82%
                                                              ---------                                 ---------
Allowance for loan losses                        (6,295)                                   (5,829)
Cash and other assets                            87,084                                    86,300
                                              ---------                                 ---------
                TOTAL ASSETS                  $ 912,802                                 $ 823,333
                                              =========                                 =========

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits              $ 121,762       $     819      2.69%      $ 117,152       $     783      2.67%
Savings deposits                                104,615             819      3.13%         87,202             574      2.63%
Time deposits                                   298,916           3,876      5.19%        282,843           3,573      5.05%
Time deposits of $100,000 or more                74,504           1,032      5.54%         54,395             787      5.79%
Federal funds purchased and securities
   sold under agreement to repurchase            75,120             805      4.29%         54,406             590      4.34%
Other borrowings                                 14,811             209      5.64%         10,307             182      7.06%
                                              -------------------------                 -------------------------
   Total interest bearing liabilities         $ 689,728       $   7,560      4.38%      $ 606,305       $   6,489      4.28%
                                                              ---------                                 ---------
Net interest spread                                           $   9,647      3.89%                      $   8,040      3.54%
                                                              =========                                 =========
Noninterest bearing demand deposits             120,929                                   120,392
Accrued expenses and other liabilities            7,691                                     6,785
Stockholders' equity                             94,454                                    89,851
                                              ---------                                 ---------
           TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY              $ 912,802                                 $ 823,333
                                              =========                                 =========
Net yield on earning assets                                                  4.64%                                     4.33%

Taxable equivalent adjustment:
   Loans                                                      $      56                                 $      38
   Investment securities                                            563                                       472
                                                              ---------                                 ---------
      Total adjustment                                        $     619                                 $     510
                                                              =========                                 =========

CONSOLIDATED AVERAGE BALANCE SHEET
   INTEREST INCOME/EXPENSE AND
   YIELD/RATES
Taxable Equivalent Basis
(in thousands)

                                                                            Six months ended
                                                                                 June 30,

                                              ------------------------------------------------------------------------------
Assets                                                          1997                                      1996
                                              ------------------------------------------------------------------------------
                                               Average         Income/      Yield/       Average         Income/      Yield/
Earning assets:                                Balance         Expense       Rate        Balance         Expense       Rate
                                              ------------------------------------------------------------------------------
Loans, net of unearned income                 $ 546,724       $  24,390     8.92%       $ 447,830       $  19,537     8.73%
Investment securities                           250,449           8,207     6.55%         280,451           8,821     6.29%
Other earning assets                             12,290             349     5.68%           5,574             157     5.63%
                                              -------------------------                  ------------------------
   Total earning assets                       $ 809,463       $  32,946     8.14%       $ 733,855       $  28,515     7.77%
                                                              ---------                                  --------
Allowance for loan losses                        (6,120)                                   (5,786)
Cash and other assets                            88,620                                    83,297
                                              ---------                                 ---------
                TOTAL ASSETS                  $ 891,963                                 $ 811,366
                                              =========                                 =========

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits              $ 122,244       $   1,650     2.70%       $ 118,209       $   1,563     2.64%
Savings deposits                                105,478           1,662     3.15%          87,677           1,138     2.60%
Time deposits                                   294,655           7,545     5.12%         279,749           7,221     5.16%
Time deposits of $100,000 or more                70,560           1,924     5.45%          52,936           1,491     5.63%
Federal funds purchased and securities
   sold under agreement to repurchase            63,880           1,365     4.27%          49,225           1,075     4.37%
Other borrowings                                 12,419             341     5.49%           8,505             233     5.48%
                                              -------------------------                 -------------------------
   Total interest bearing liabilities         $ 669,236       $  14,487     4.33%       $ 596,301       $  12,721     4.27%
                                                              ---------                                 ---------
Net interest spread                                           $  18,459                      3.81%      $  15,794     3.50%
                                                              =========                                 =========
Noninterest bearing demand deposits             120,918                                   117,539
Accrued expenses and other liabilities            8,038                                     7,842
Stockholders' equity                             93,771                                    89,684
                                              ---------                                 ---------
           TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY              $ 891,963                                 $ 811,366
                                              =========                                 =========
Net yield on earning assets                                                 4.56%                                     4.30%

Taxable equivalent adjustment:
   Loans                                                      $      65                                 $      76
   Investment securities                                          1,028                                       944
                                                              ---------                                 ---------
      Total adjustment                                        $   1,093                                 $   1,020
                                                              =========                                 =========

The net yield on earning assets increased 31 basis points from the second quarter of 1996 to the second quarter of 1997, 4.33% to 4.64%, respectively. The increase resulted from changes in rates, volumes and mix of interest earning assets and interest bearing liabilities. In addition, the average balance of noninterest bearing demand deposits increased $537,000, or 0.5%. On a tax equivalent basis, interest income on earning assets increased $2.7 million, or 18.4% due to an increase of $89.2 million, or 12.0% in the average volume of interest earning assets. As the rates earned on the loans and investment securities increased 34 basis points and 24 basis points, respectively, the development of the mix of interest earning assets is the primary factor of the improved yields of earning assets as a whole. The average balances of loans increased $105.3 million, or 22.8%, while the average balance of securities decreased $22.0 million, or 8.0% and the average balance of other earning assets, primarily federal funds sold, increased $5.9 million, or 137.4%. As a percentage of total earning assets, loans increased from 62.1% to 68.1%, investment securities decreased from 37.3% to 30.7%, and other earning assets increased from 0.60% to 1.2%, for the second quarter of

1996 and the second quarter of 1997, respectively. Rates earned on loans increased 34 basis points, while rates earned on investment securities increased 24 basis points. The rates earned on other earning assets increased 61 basis points. The rate on total earning assets increased 45 basis points. Interest expense on interest bearing liabilities increased $1.1 million, or 16.5% in the second quarter of 1997 compared to the same period last year. Average balances on interest bearing liabilities increased by $83.4 million, or 13.8%. The average balances of interest bearing demand deposits increased from second quarter of 1996 to second quarter of 1997 by $4.6 million, or 3.9%. Savings accounts increased for the same time periods by $17.4 million, or 20.0%. The rates paid on these type of accounts during the three months ending June 30, 1997, and 1996, increased 2 and increased 50 basis points, for interest bearing demand deposits and savings deposits, respectively. The average balance of time deposits, including time deposits over $100,000, increased $36.2 million, or 10.7% and the rate paid increased 9 basis points. Net interest spread and net interest spread rate increased from the second quarter 1996 to the second quarter 1997 by $1.6 million and 35 basis points, respectively.

The net yield on earning assets increased 26 basis points to 4.56% for the first six months of 1997 from 4.30% for the same period in 1996. The increase resulted from changes in rates, volumes and mix of interest earning assets and interest bearing liabilities. In addition, the average balance of noninterest bearing demand deposits increased $3.4 million, or 2.9%. On a tax equivalent basis, interest income on earning assets increased $4.4 million, or 15.5% due to an increase of $75.6 million, or 10.3% in the average volume of interest earning assets. As the rates earned on the loans and investment securities increased 19 basis points and 26 basis points, respectively, the development of the mix of interest earning assets is the primary factor of the improved yields of earning assets as a whole. The average balances of loans increased $98.9 million, or 22.1%, while the average balance of securities decreased $30.0 million, or 10.7% and the average balance of other earning assets, primarily federal funds sold, increased $6.7 million, or 120.5%. As a percentage of total earning assets, loans increased from 61.0% to 67.5%, investment securities decreased from 38.2% to 30.9%, and other earning assets increased from 0.8% to 1.6%, for the first six months of 1996 and 1997, respectively. Rates earned on loans increased 19 basis points, while rates earned on investment securities increased 26 basis points. The rates earned on other earning assets increased 5 basis points. The rate on total earning assets increased 37 basis points. Interest expense on interest bearing liabilities increased $1.8 million, or 13.9% in the first six months of 1997 compared to the same period last year. Average balances on interest bearing liabilities increased by $72.9 million, or 12.2%. The average balances of interest bearing demand deposits increased from the first six months of 1996 to first six months of 1997 by $4.0 million, or 3.4%. Savings accounts increased for the same time periods by $17.8 million, or 20.3%. The rates paid on these type of accounts during the six months ending June 30, 1997, and 1996, increased 6 basis points and 55 basis points, respectively. The average balance of time deposits, including time deposits over $100,000, increased $32.5 million, or 9.8% and the rate paid decreased 5 basis points. Net interest spread and net interest spread rate increased from the first six months of 1996 to the first six months of 1997 by $2.6 million and 31 basis points, respectively.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and commissions.

                               NONINTEREST INCOME
                                 (in thousands)

                                          Three Months                             Six Months
                                         Ended June 30,                           Ended June 30,
                                       -----------------      Percent           -----------------       Percent
                                        1997       1996       Change             1997       1996         Change
                                       ------------------------------           -------------------------------
Service charge on deposit accounts     $1,038     $  985        5.38%           $2,046     $1,822        12.29%
Trust fees                                404        336       20.24%              787        649        21.26%
Net securities gains realized              70         (8)     975.00%               62         (1)        ----%
Other income                              657        403       63.03%            1,396      1,187        17.61%
                                       -----------------                        -----------------
   TOTAL                               $2,169     $1,716       26.40%           $4,291     $3,657        17.34%
                                       ======     ======                        ======     ======

Service charges increased $53,000, or 5.4% for the three months ended June 30, 1997, as compared to the quarter ended June 30, 1996. Trust fees increased $68,000, or 20.2% from the second quarter of 1996 compared to the second quarter of 1997. Net securities gains of $70,000 were realized in the second quarter of 1997, compared to the loss of $8,000 realized in the same period of 1996. Other noninterest income increased $254,000, or 63.0% for the second quarter 1997 compared to the second quarter of 1996.

Service charges increased $224,000, or 12.3% for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996. Trust fees increased $138,000, or 21.3% for the first months of 1997 compared to the same period last year. Net securities gains were $62,000 as of June 30, 1997, compared to the loss of $1,000 realized in the first six months of 1996. Other noninterest income increased $209,000, or 17.6% for the first six months of 1997, compared to the same period last year.

NONINTEREST EXPENSE

Salaries and benefits increased $478,000, or 13.5% for the three months ending June 30, 1997, as compared to June 30, 1996. Occupancy expenses decreased $148,000, or 25.5% due to increased rent income. Management anticipates the level of spending for occupancy expense to continue to be lower than last year by approximately 25%. Other expenses increased $266,000, or 12.2% for the second quarter ending June 30, 1997, compared to the same period last year.

Salaries and benefits increased $885,000, or 12.9% for the six months ending June 30, 1997, as compared to June 30, 1996. Occupancy expenses decreased $230,000, or 20.7% due to increased rent income. Other expenses increased $588,000 million, or 13.1% for the six months ending June 30, 1997, compared to the same period last year.

                               NONINTEREST EXPENSE
                                 (in thousands)

                                 Three Months                         Six Months
                                Ended June 30,                       Ended June 30,
                              -----------------      Percent       ------------------      Percent
                               1997       1996       Change          1997       1996        Change
                              ------------------------------       --------------------------------
Salaries and benefits         $4,018     $3,540      13.50 %       $ 7,749    $ 6,864       12.89 %
Net occupancy expens             433        581     (25.47)%           883      1,113      (20.66)%
Other expense                  2,439      2,173      12.24 %         5,006      4,425       13.13 %
                              -----------------                    ------------------
   TOTAL                      $6,890     $6,294       9.47 %       $13,638    $12,402        9.97 %
                              ======     ======                    =======    =======


PROVISION FOR INCOME TAXES

The Company's provision for income taxes increased $129,000, or 18.1% to $840,000 for the three months ended June 30, 1997, as compared to $711,000 for the same period in 1996. The effective tax rate was 26.7% for the three months ended June 30, 1997 as compared to 26.4% for June 30, 1996. The Company's provision for income taxes increased $193,000, or 12.9% to $1.7 million for the six months ended June 30, 1997, as compared to $1.5 million for the same period in 1996. The effective tax rate was 26.4% for the six months ended June 30, 1997 as compared to 27.3% for June 30, 1996. The notes to the financial statements provide additional information regarding the Company's taxes.

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





                                             Pioneer Bancshares, Inc.





Date:  August 11, 1997                  /s/ Rodger B. Holley
                                        --------------------
                                        Rodger B. Holley
                                        Chairman, President and CEO



Date:  August 11, 1997                  /s/ Gregory B. Jones
                                        --------------------
                                        Gregory B. Jones
                                        Executive Vice President and Treasurer



Date:  August 11, 1997                  /s/ Robert M. Wilbanks, Jr.
                                        ---------------------------
                                        Robert M. Wilbanks, Jr.
                                        Vice President and Controller

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

   3(b)           By-laws, incorporated herein by reference from Registrant's
                  Registration Statement on Form S-4 (Registration No.
                  33-49360).

   11             Statement Regarding Computation of Net Earnings per Share      26-27

   27             Financial Data Schedule (for SEC use only)