Form 10-Q
period 1997-09-30
PIONEER BANCSHARES INC
filed 1997-11-12
CIK 889464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997
                               ------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
For the transition period from _______________ to ___________________

                         Commission File Number 0-84254
                                                -------

                            PIONEER BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  Delaware                              62-1469913
-------------------------------------------------------------------------------
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

   801 Broad Street, Chattanooga, TN                       37402
--------------------------------------------------------------------------------
(Address of principal executive offices)                  Zip Code

Registrant's telephone number, including area code            423-755-0000
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

                                 Yes   X   No
                                     -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997:

       Title of Class                             Number of Shares Outstanding
       --------------                             ----------------------------
Common Stock, $.005 Par Value                               3,759,912

PIONEER BANCSHARES, INC.
------------------------


INDEX                                                                           PAGE
-----                                                                           -----

PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

         Consolidated Balance Sheets - September 30, 1997,
                  December 31, 1996 and September 30, 1996                        1

         Consolidated Statements of Income -
                  Three Months and Nine Months Ended September 30, 1997
                   and September 30, 1996                                         2

         Consolidated Statement of Changes in Stockholders' Equity -
                  Nine Months Ended September 30, 1997 and September 30, 1996     3

         Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1997 and September 30, 1996     4-5

         Notes to Consolidated Financial Statements                               6-9

Item 2.            Management's Discussion and Analysis
                           of Financial Condition and Results of Operations
                           of Pioneer Bancshares, Inc.                            10-23

PART II.         OTHER INFORMATION                                                24

         Signatures                                                               25

         Exhibit Index                                                            26

PART 1
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF CONDITION               Unaudited                   Unaudited
  (in thousands)                                 September 30, December 31, September 30,
                                                 ------------- ------------ -------------
                    ASSETS                           1997         1996          1996
                                                     ----         ----          ----
Cash and due from banks                            $ 54,832     $ 57,565      $ 56,055
Investment securities:
  Held-to-maturity (fair value of $51,746 at
    September 30, 1997, $59,319 at December 31,
    1996, and $61,847 at September 30, 1996)         51,513       59,409        63,154
  Available-for-sale                                158,633      191,519       210,195
Federal funds sold                                    6,565         --            --
Loans                                               622,927      524,849       489,865
  Less: Unearned income                               1,408        1,596         1,598
        Allowance for loan losses                     7,651        5,758         5,270
                                                   --------     --------      --------
      Net loans                                     613,868      517,495       482,997
Premises and equipment, net of accumulated
  depreciation                                       21,861       20,242        20,383
Intangible assets                                     5,829        6,450         6,657
Other assets                                         14,051       14,560        14,630
                                                   --------     --------      --------
  Total Assets                                     $927,152     $867,240      $854,071
                                                   ========     ========      ========
                    LIABILITIES
Deposits
  Noninterest bearing demand deposits              $126,619     $125,530      $129,609
  Interest bearing demand deposits                  127,103      120,146       118,606
  Money market accounts                              48,916       43,008        43,888
  Savings deposits                                  103,068      112,684        95,569
  Time deposits of less than $100,000               252,963      235,114       248,975
  Time deposits of $100,000 or more                  75,029       56,086        71,268
                                                   --------     --------      --------
      Total deposits                                733,698      692,568       707,915
Federal funds purchased and securities
  sold under agreements to repurchase                58,563       63,339        37,814
Other borrowings                                     28,000       10,000        10,000
Other liabilities                                     8,404        7,410         7,152
                                                   --------     --------      --------
      Total liabilities                             828,665      773,317       762,881
                                                   --------     --------      --------
                 STOCKHOLDERS' EQUITY
Common stock par value $.005 per share;
   8,000,000 authorized; 3,759,912 issued                19           19            19
Surplus                                              64,894       64,885        64,728
Retained earnings                                    33,743       28,771        27,195
Unrealized appreciation/(depreciation) on
  securities available for sale                         861          807          (726)
Less: treasury stock - at cost                       (1,021)        (559)          (26)
                                                   --------     --------      --------
  Total stockholders' equity                         98,496       93,923        91,190
                                                   --------     --------      --------
  Total Liabilities and Stockholders' Equity       $927,152     $867,240      $854,071
                                                   ========     ========      ========



CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                         Unaudited                    Unaudited
                                                    Three months ended            Nine months ended
                                                      September 30,                 September 30,
                                                 ----------------------------------------------------
INTEREST INCOME                                    1997           1996          1997           1996
                                                   ----           ----          ----           ----
Interest and fees on loans                       $14,379         $10,500       $38,704        $29,961
Interest on investment securities
  Taxable                                          2,358           2,860         7,553          8,747
  Tax exempt                                         750             980         2,734          2,970
Interest on federal funds sold                       187             224           522            372
Interest on other earning assets                       9               6            23             15
                                                 -------         -------       -------        -------
  Total interest income                           17,683          14,570        49,536         42,065
                                                 -------         -------       -------        -------
INTEREST EXPENSE
Interest bearing demand deposits                     855             794         2,505          2,357
Money market accounts                                405             428         1,228          1,221
Savings deposits                                     866             573         2,528          1,711
Time deposits of less than $100,000                3,566            3435        10,288          9,863
Time deposits of $100,000 or more                  1,034             813         2,958          2,304
Federal funds purchased and securities
  sold under agreements to repurchase                706             500         2,071          1,575
Other borrowed money                                 268             142           609            375
                                                 -------         -------       -------        -------
  Total interest expense                           7,700           6,685        22,187         19,406
                                                 -------         -------       -------        -------
      Net interest income                          9,983           7,885        27,349         22,659
Provision for loan losses                          1,122             221         2,743            756
                                                 -------         -------       -------        -------
      Net interest income
         after the provision for loan losses       8,861           7,664        24,606         21,903
                                                 -------         -------       -------        -------
NONINTEREST INCOME
Trust income                                         408             343         1,195            991
Service charge on deposit accounts                 1,063             978         3,109          2,799
Net securities gains                                 221             157           283            220
Other income                                       1,061             618         2,457          1,743
                                                 -------         -------       -------        -------
  Total noninterest income                         2,753           2,096         7,044          5,753
                                                 -------         -------       -------        -------
NONINTEREST EXPENSE
Salaries and employee benefits                     3,678           3,508        11,427         10,263
Occupancy                                            900             947         2,792          2,738
Other                                              3,294           1,913         7,291          5,769
                                                 -------         -------       -------        -------
  Total noninterest expense                        7,872           6,368        21,510         18,770
                                                 -------         -------       -------        -------
Income before provision for income taxes           3,742           3,392        10,140          8,886
Provision for income taxes                           884             786         2,574          2,283
                                                 -------         -------       -------        -------
      NET INCOME                                 $ 2,858         $ 2,606       $ 7,566        $ 6,603
                                                 =======         =======       =======        =======
Net income per common share                      $  0.76         $  0.69       $  2.01        $  1.76
Dividends declared per common share              $0.2300         $0.2175       $0.6900        $0.6525

CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS' EQUITY


(in thousands except for share data)                                                   Unrealized
                                           Common Stock                               Appreciation
                                        ------------------                           (Depreciation)
                                          # of        Par      Capital    Retained     Available-   Treasury   Total
                                         Shares      Value     Surplus    Earnings    for-Sale Sec   Stock
                                        -------     ------     -------    --------    ------------  --------   -----
Balances, December 31, 1995             1,879,956     $19     $64,728    $23,045      $   312     $  (479)    $87,625

Net income                                     --      --          --      6,603           --          --       6,603

Cash dividend                                  --      --          --     (2,453)          --          --      (2,453)
Stock dividend                          1,879,956      --          --         --           --          --          --

Net Changes in Unrealized
  Appreciation on
  Securities Available-for-Sale                --      --          --         --       (1,038)         --      (1,038)
Sales of Treasury Stock                        --      --          --         --           --         631         631
Purchases of Treasury Stock                    --      --          --         --           --        (178)       (178)

                                       ----------     ---     -------    -------      -------     -------     -------
Balances, September 30, 1996
  (Unaudited)                           3,759,912     $19     $64,728    $27,195      $  (726)    $   (26)    $91,190
                                       ==========     ===     =======    =======      =======     =======     =======


Balances, December 31, 1996             3,759,912     $19     $64,885    $28,771      $   807     $  (559)    $93,923

Net income                                     --      --          --      7,566           --          --       7,566

Cash dividend                                  --      --          --     (2,594)          --          --      (2,594)
Net Changes in Unrealized
  Appreciation on
  Securities Available-for-Sale                --      --          --         --           54          --          54

Sales of Treasury Stock                        --      --           9         --           --         636         645
Purchases of Treasury Stock                    --      --          --         --           --      (1,098)     (1,098)
                                        ---------     ---     -------    -------      -------     -------     -------
Balances, September 30, 1997
  (Unaudited)                           3,759,912     $19     $64,894    $33,743      $   861     $(1,021)    $98,496
                                        =========     ===     =======    =======      =======     =======     =======

CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)


                                                                  Unaudited
                                                              Nine months ended
OPERATING ACTIVITIES                                            September 30,
                                                          -----------------------
                                                             1997          1996
                                                             ----          ----
Net income
                                                          $  7,566      $  6,603
Adjustments to reconcile net income to cash
   provided by operating activities:
   Provision for loan losses                                 2,743           756
   Depreciation on premises and equipment                    1,869         1,372
   Amortization and accretion of investment
     securities                                                388           658
   Decrease in other assets                                    509        (3,229)
   Increase in other liabilities                               994          (481)
                                                          --------      --------
Net cash provided by operating activities                   14,069         5,679
                                                          --------      --------

INVESTING ACTIVITIES

Proceeds from sales and maturities of
  available-for-sale securities                            101,484        53,540
Proceeds from maturities of
   held-to-maturity securities                               7,797        14,804
Purchases of investment securities                         (68,956)      (55,767)
Net increase  in federal funds sold                         (6,565)        5,935
Net increase in loans                                      (99,116)      (68,122)
Purchases of premises and equipment                         (2,754)       (4,671)
                                                          --------      --------
Net cash used in investing activities                      (68,110)      (54,281)
                                                          --------      --------

FINANCING ACTIVITIES

Net increase in demand deposits                              8,046         2,355
Net decrease in savings and MMDA                            (3,708)        6,249
Net increase in time deposits                               36,792        37,216
Net decrease in repurchase
  agreements and federal funds purchased                    (4,776)       (4,101)
Net increase in other borrowings                            18,000        10,000
Cash dividends paid                                         (2,594)       (2,453)
Sales of treasury stock                                        646           631
Purchase of treasury stock                                  (1,098)         (178)
                                                          --------      --------
Net cash provided by financing activities                   51,308        49,719
                                                          --------      --------

    Increase (decrease) in cash and cash
      equivalents                                           (2,733)        1,117
                                                          --------      --------
Cash and cash equivalents at the beginning of
  the period                                                57,565        54,938
                                                          --------      --------
Cash and cash equivalents at the end of
  the period                                              $ 54,832      $ 56,055
                                                          ========      ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)


   SUPPLEMENTAL DISCLOSURES OF                                 Unaudited
      NONCASH INVESTING AND                                Nine months ended
       FINANCING ACTIVITIES                                  September 30,
                                                        ---------------------
                                                         1997            1996
                                                         ----            ----
Unrealized Appreciation (Depreciation)
  of Securities, net of Deferred Taxes                  $   54         $(1,038)
State Taxes Paid                                        $1,185         $   468
Federal Taxes Paid                                      $3,342         $ 2,949

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

Consolidation

The accompanying consolidated financial statements include the accounts of Pioneer Bancshares, Inc., its subsidiaries, Pioneer Bank, Pioneer Bank, f.s.b. and Valley Bank, and Pioneer Bank's subsidiaries and trusteed affiliates. Pioneer Bank's subsidiaries include Pioneer Securities, Inc. (PSI) and Center Finance Company, Inc. The trusteed affiliates of Pioneer Bank include Frontier Corporation and Valley Company with Valley's wholly-owned subsidiary, Oneida Insurance Company, Inc. Collectively Pioneer Bancshares and its subsidiaries and trusteed affiliates are referred to as the "Company." Frontier Corporation and Valley Company are held in trust for the benefit of Pioneer Bank's shareholders for a period of one hundred years from 1956. At any time, the trusts may be liquidated by a two-thirds vote of Pioneer Bank's shareholders. Center Finance Company, Inc. specializes in consumer finance and related activities in Athens, Tennessee and commenced operations in the first quarter of 1996.

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


                                                               September 30,
                                                         ----------------------
                                                           1997           1996
                                                           ----           ----
Principal balance                                       $239,387       $113,644
Interest income recorded during loan impairment               --             --
Reserve for potential credit losses                      167,735         64,900
Unreserved portion of impaired loans                      71,652         48,744
Average principal balance quarter-to-date                252,900        193,909
Average principal balance year-to-date                   195,268        166,446


Impaired loans are identified according to the two classification methods in the following table:

                                                          September 30,
                                                  --------------------------
                                                     1997              1996
                                                     ----              ----
Doubtful loans outstanding.                       $239,387            $97,486
Loss loans outstanding                                  --             16,158



The Company's method of valuing impaired loans approximates fair value as defined in Statements No. 114 & 118.

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

B. FORMATION OF FEDERAL SAVINGS BANK

The Company's application to the Office of Thrift Supervision ("OTS"), the Federal Reserve Bank of Atlanta ("FRB") and the Federal Deposit Insurance Corporation ("FDIC") to organize and subsequently purchase a Tennessee based, de novo, federal savings bank ("FSB") was approved during the third quarter. The Company's request from the FDIC to grant the federally chartered FSB a "Bank Insurance Fund" insurance charter was also approved. The newly organized savings bank, Pioneer, f.s.b, a wholly owned subsidiary of Pioneer Bancshares, Inc. commenced operations on September 9, 1997. Management estimates start-up costs and operational costs for Pioneer Bank,f.s.b to decrease consolidated earnings per share by $.16 in 1997, net of taxes.

C. ACCOUNTING AND REGULATORY MATTERS

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards and disclosure requirements for the way companies report information about operating segments, including related product information, both in annual and interim reports issued to stockholders. Operating segments are components of a company about which separate financial information is available and which are used in determining resource allocations and performance results. Information such as segment net earnings, appropriate revenue and expense items and certain balance sheet items are required to be presented, and such amounts are required to be reconciled to the company's combined financial information. The Company will assess the methodologies and reporting for compliance with the Standard. This Standard is effective for financial statements issued for periods ending after December 31, 1997, including interim periods.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and the presentation of comprehensive income. Other comprehensive income items are to be classified by their nature and by their related accumulated balances in the appropriate financial statements of a company. Generally, other comprehensive income includes transactions not typically recorded as a component of net income such as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain debt and equity securities. This Standard requires that such items be presented with equal prominence on a comparative basis in the appropriate financial statements for fiscal years beginning after December 15, 1997.

Statement of Financial Standards No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share ("EPS"). This Standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of income for entities with complex capital structures, and it requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution, and it is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

This Standard is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Standard requires restatement of all prior-period EPS data presented. Currently, the difference between the Company's basic and fully diluted EPS is less than one percent.

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                           OF PIONEER BANCSHARES, INC.

OVERVIEW

The Company ended the third quarter with total assets of $927.2 million, a 6.9% increase from December 31, 1996 and an 8.6% increase from September 30, 1996. The Company reported net income for the third quarter of $2.9 million, or $0.76 per share, compared to $2.6 million, or $0.69 per share, for the same period in 1996. For the nine months ended September 30, 1997, the Company reported $7.6 million, or $2.01 per share, compared to $6.6 million, or $1.76 per share, for the same period last year. The improvement in earnings represents a 9.7% increase from the third quarter 1996 to the third quarter of 1997 and a 14.6% increase from the first nine months of 1996 to the first nine months of 1997.

NET INTEREST INCOME

Net interest income was $8.9 million for the three months ended September 30, 1997, compared to $7.7 million for the same period in 1996. This level of net interest income resulted primarily from, among other things, an increase in net interest spread of 47 basis points to 4.13% from 3.66%. The net interest margin was 4.96% in the third quarter of 1997 compared to 4.44% in the third quarter of 1996. The margin increased because the yield on interest earning assets increased 64 basis points, while the rate paid on interest bearing liabilities increased only 17 basis points.

Net interest income was $24.6 million for the nine months ended September 30, 1997, compared to $21.9 million for the same period in 1996. This level of net interest income resulted primarily from, among other things, an increase in net interest spread of 36 basis points to 3.91% from 3.55%. The net interest margin was 4.68% for the nine months ended September 30, 1997 compared to 4.34% for the same period last year. The margin increased because the yield on interest earning assets increased 46 basis points, while the rate paid on interest bearing liabilities increased only 10 basis points. (See "Net Interest Margin")

CASH AND DUE FROM BANKS

Cash and due from banks decreased from $57.6 million as of December 31, 1996, to $54.8 million as of September 30, 1997, representing a 4.8% decrease. The decrease is indicative of normal business cycles in the industry. Cash and due from bank balances will fluctuate depending on monthly cycles and the volume of uncollected funds deposited by bank customers. It is management's desire to maintain adequate cash reserves to meet our customers' cash needs.

INVESTMENTS

Investment securities decreased from $250.9 million to $210.1 million, or 16.3% from December 31, 1996 to September 30, 1997. This decrease was due to deposits growing slower than the loan portfolio, creating a temporary liquidity need. Maturities, sales and prepayments within the securities portfolio were not reinvested in securities, thereby increasing liquidity for loan growth. From December 31, 1996 to September 30, 1997 the "Held-to-Maturity" securities decreased $7.9 million, or 13.3% while the "Available-for-Sale" securities decreased $32.9 million, or 17.2%. The average expected life of the total investment security portfolio at September 30, 1997 was 3.1 years with an average tax equivalent yield of 6.50%. Taxable equivalent adjustments, using a 34 percent tax rate, have been made in calculating yields on tax-exempt obligations.

Since December 31, 1996, interest rate volatility in the bond market has increased the value of the investment portfolio by $406,000. Interest rates decreased due to the decrease in the federal deficit causing treasury debt prices to increase and yields to decrease. Instability in the equity markets overseas and domestically has created a shift in investment holdings from equities to bonds causing additional pressure on increasing bond prices. With the Consumer Price Index showing a less than 3% annual inflation rate, interest rates in general would not be under pressure to increase. Regarding the investment portfolio, management intends to (i) buy securities only during those times when prices appear most favorable, (ii) maintain maturities four years or less and (iii) avoid mortgage-backed securities and structured notes.

FASB 115 requires that the "Available for Sale" portfolio be valued at market prices and any difference be recorded as a change in asset value to the investment portfolio and capital. As of September 30, 1997, the FASB 115 adjustment resulted in an increase in the asset value of the investment portfolio of $1.3 million and an adjustment to the capital account of $861,000, after reserving $444,000 for deferred taxes.

As of September 30, 1997, the Company had $6.6 million invested in Federal Funds compared to no investment in Federal Funds at December 31, 1996. Management continually monitors the Company's liquidity position to determine the necessary balances of short term investments and to consider alternative uses of such funds.

LOAN PORTFOLIO

Loans, net of unearned income, increased $98.3 million, or 18.8% from December 31, 1996 to September 30, 1997. The loan mix changed marginally from year end 1996 to quarter end, September 30, 1997. The largest dollar volume loan category increase occurred in commercial loans by $52.0 million, or 49.3% from December, 1996 to September, 1997. Consumer credit card loans increased $70,000, or 1.7%, due to the re-pricing of the card program after the initial discount rate offering was completed. Residential real estate loans increased $28.9 million, or 20.9% from December 31, 1996 to September 30, 1997, due to a strong marketing program for home equity loans. Real estate construction loans increased 44.1%, or $16.5 million, for the same period. This increase in construction loans is one indication of a strong local economy.

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

The Company had no foreign loans or loans to lesser developed countries as of September 30, 1997. The Company has not invested in loans to finance highly leveraged transactions ("HLT"), such as leveraged buy-out transactions, as defined by the Federal Reserve and other regulatory agencies. There has not been a concentration in lending to any one industry segment. The Company's loan mix is further described in the table below.

                                 LOAN PORTFOLIO
                                 (in thousands)

                              September       Percent        December    Percent
                                1997          of Total         1996      of Total
                                ----          --------         ----      --------
Commercial, financial
   and agricultural          $157,257         25.24%        $105,297      20.06%
Real estate:
   Construction and
      land development         53,780          8.63%          37,324       7.11%
   Residential                167,128         26.83%         138,194      26.33%
   Commercial                 152,234         24.44%         158,333      30.17%
Consumer
   Credit cards                 4,231          0.68%           4,161       0.79%
   Installments                88,022         14.13%          81,196      15.47%
Lease financing                   275          0.05%             344       0.07%
                             --------------------------------------------------
Total Gross Loans            $622,927         100.00%       $524,849     100.00%
                                              ======                     ======
Less:
   Unearned income              1,408                          1,596
   Allowance for
      loan losses               7,651                          5,758
                             --------                       --------
Total Net Loans              $613,868                       $517,495
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

Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss reserve. The allowance for possible loan losses increased $711,000, or 10.2% during the third quarter of 1997. The provision charged to expense is based on a continuous analysis by the Company's management of potential losses in the loan portfolio and management's desire to increase the percentage of the allowance for possible loan loss reserve to 1.25% of average outstanding loans before year-end 1997.

The Company's allowance for possible loan losses as a percentage of average loans, net of unearned income, was 1.27% at September 30, 1997 as compared to 1.14% at December 31, 1996. The allowance for loan losses at September 30, 1997, and December 31, 1996, provided 267.52% and 163.3% coverage of nonperforming assets and loans 90 days or more past due, respectively. Net charge-offs (annualized as a percentage of average quarter-to-date loans) were 0.27% during the third quarter of 1997 as compared to 0.37% for the same period one year ago. At September 30, 1997, management believes that the allowance for possible loan losses is sufficient to absorb potential losses.

                            ALLOWANCE FOR LOAN LOSSES
                                 (in thousands)

                                                     1997                                 1996
                                         --------------------------------------------------------------
Quarter Ending                             Sept 30       June 30     March 31      Dec 31       Sept 30
                                           -------       -------     --------      ------       -------
Balance at beginning of period           $  6,940        $ 6,153     $ 5,758      $ 5,270       $ 5,493
Loans charged-off                             529            433         242          493           566
Loans recovered                               117             64         171          640           122
                                         ---------------------------------------------------------------
  Net charge-offs (recoveries)                412            369          71         (147)          444

Provision for loan losses charged
   to expense                               1,123          1,156         466          341           221
                                         ---------------------------------------------------------------
Balance at end of period                 $  7,651        $ 6,940     $ 6,153      $ 5,758       $ 5,270
                                         ===============================================================
Allowance for loan losses as a
   percentage of average loans
   outstanding for the period               1.27%          1.22%       1.17%        1.14%         1.11%

Allowance for loan losses as a
   percentage of nonperforming
   assets and loans 90 days past
   due outstanding at end of the period   267.52%        240.64%     247.41%      163.30%       181.04%

Annualized QTD net charge-offs as
   a percentage of average loans
   outstanding for  the period               0.27%          0.26%       0.05%      (0.12)%         0.37%

Annualized YTD net charge-offs as
   a percentage of average loans
   outstanding for the period                0.19%          0.16%       0.05%        0.24%         0.38%

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

Nonperforming assets include nonperforming loans, renegotiated loans, foreclosed real estate held for sale and foreclosed other personal property held for sale. As of September 30, 1997, nonperforming assets were $2.3 million as compared to $2.4 million at December 31, 1996. The ratio of nonperforming assets to average loans, net of unearned income, other real estate and other nonperforming assets was 0.38% at September 30, 1997, compared to 0.47% at December 31, 1996 and 0.45% at September 30, 1996.

Total nonperforming loans to total average loans decreased from 0.35% at December 31, 1996, to 0.31% at September 30, 1997. Likewise, loans past due 90 days or more as a percentage of total average loans decreased to 0.10% as of September 30, 1997, compared to 0.23% as of December 31, 1996. Management believes that asset quality will remain strong throughout the remainder of 1997.

Net loans charged off during the third quarter of 1997 were $412,000 compared to a $444,000 for the same period of 1996. Further detail of loan charge-offs and recoveries is presented in the table "Allowance for Loan Losses."

                     NONPERFORMING ASSETS AND PAST DUE LOANS
                                 (in thousands)

                                                        1997                             1996
                                         -----------------------------------------------------------
Quarter Ending                           Sept 30      June 30      March 31      Dec 31      Sept 30
                                         -------      -------      --------      ------      -------
Avg loans, net of unearned income        $603,579     $566,628     $526,599     $503,654     $475,430
                                         ========     ========     ========     ========     ========
Nonaccrual loans                         $  1,856     $  1,708     $ 1,488      $  1,745     $  1,618
Renegotiated or restructured loans              0            0            0            0            0
                                         --------     --------     --------     --------     --------
   Total nonperforming loans                1,856        1,708        1,488        1,745        1,618
Other real estate owned, net                  352          571          670          561          421
Other non-performing assets                    67           24           26           81           89
                                         --------     --------     --------     --------     --------
   Total nonperforming assets            $  2,275     $  2,303     $  2,184     $  2,387     $  2,128
                                         ========     ========     ========     ========     ========

Loans 90 days or more past due
   and still accruing                    $    585     $    581     $    303     $  1,139     $    783
Total nonperforming loans as a
   percentage of total avg loans             0.31%        0.30%        0.28%        0.35%        0.34%
Total nonperforming assets as a
   percentage of total avg loans, ORE
   and other nonperforming assets            0.38%        0.41%        0.41%        0.47%        0.45%
Loans 90 days past due as a
   percentage of total avg loans             0.10%        0.10%        0.06%        0.23%        0.17%


DEPOSITS

Total deposits increased $41.1 million, or 5.9% from $692.6 million at December 31, 1996 to $733.7 million at September 30, 1997. The increase is due primarily to customers investing in time deposits and increases in large CD's. Total interest bearing deposits increased $40.0 million from December 31, 1996 to September 30, 1997. Noninterest bearing demand deposits increased in the first nine months of 1997 from December 31, 1996 by $1.1 million, or 1.0%. From December 31, 1996 to September 30, 1997, interest bearing transaction accounts increased $7.0 million, or 5.8%, while money market accounts and savings accounts increased $5.9 million, or 13.7% and decreased $9.6 million, or 8.5%, respectively.

Federal funds purchased and securities sold under agreements to repurchase decreased $4.8 million, or 7.5% from December 31, 1996 to September 30, 1997. Counterparties to the agreements to repurchase are commercial account customers, where excess funds from noninterest bearing checking accounts are transferred nightly to a collateralized interest bearing repurchase account. These accounts are not FDIC insured, therefore the Company collateralizes the deposits with securities from the investment portfolio. For the quarter ended September 30, 1997, none of the repurchased agreements were brokered. As of September 30, 1997, the Company's federal funds purchased position was $5.9 million compared to $13.5 million as of December 31, 1996. The Company uses borrowings from the Federal Home Loan Board ("FHLB") to supplement the management of interest rate risk by matching maturities within the loan portfolio with FHLB borrowings. At September 30, 1997 total FHLB borrowings were $28.0 million, or $18.0 million higher than on December 31, 1996. Regarding the Company's deposit mix, savings deposits and both interest bearing and noninterest bearing transaction deposits accounted for 48.6%, 51.7% and

48.6% of total deposits at September 30, 1997, December 31, 1996 and September 30, 1996, respectively. Large certificates of deposits, representing 10.2% of total deposits, is higher than 8.1% at December 31, 1996 and 10.1% at September 30, 1996.

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

Net cash provided by operating activities for the nine months ended September 30, 1997, totaled $14.1 million. For the same period, net cash used by investing activities totaled $68.1 million consisting of proceeds from maturities and sales of investment securities of $109.3 million, with cash outflows of $69.0 million in investment securities purchases, and a $99.1 million increase in loans outstanding. Net cash provided by financing activities of $51.3 million consisted of an increase in demand deposits of $8.0 million, a decrease in savings deposits of $3.7 million and increases in time deposits of $36.8 million and other borrowings of $18.0 million. The payment of $2.6 million in common stock dividends and intercompany dividends was funded from earnings and equity, respectively. Intercompany dividends are used to fund the ongoing operations of the holding company in lieu of management fees. Management will stagger the purchases of investment securities within a four year maturity horizon to provide sufficient liquidity to the loan portfolio. Management does not anticipate any unexpected funding needs in the near future that could not be satisfied with current cash generated from investing activities.

Total stockholders' equity, adjusted for the unrealized appreciation on securities available for sale, to total assets at September 30, 1997 and December 31, 1996 was 10.53% and 10.74%, respectively. The Company's book value per share, increased from $24.98 at December 31, 1996 to $25.99 at September 30, 1997. The Company's Tier I risk based capital ratio, total risk based capital ratio and leverage capital ratio at September 30, 1997 were 13.28%, 14.40% and 9.88%, respectively, exceeding the fully phased-in required capital ratios of 4.00%, 8.00% and 3.00%, respectively. These ratios as of December 31, 1996, were 13.86%, 14.78% and 10.07%, respectively. Increased regulatory activity in the financial industry as a whole will continue to impact the structure of the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on repricing relationships of assets and liabilities during periods of changes in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities that are subject to repricing at various time horizons. The following table illustrates the Company's exposure to interest rate fluctuations as of September 30, 1997:

                       INTEREST RATE SENSITIVITY ANALYSIS
                            as of September 30, 1997
                                 (in thousands)

                                              Over 3       Over 1
                                              Months         Year                     Non-
                               3 Months       through      through        Over      Interest
                               or less      12 Months      5 Years       5 Years    Sensitive     Total
                               --------     ---------      -------       -------    ---------     -----
ASSETS:
Interest Earning Assets:
Loans, net of unearned
   income                      $216,283      $53,267      $313,124        $38,744        --      $621,418
   Less: Allowance for
      loan losses                    --           --            --             --    $(7,651)      (7,651)
                               ---------------------------------------------------------------------------
   Net loans                    216,283       53,267       313,124         38,744     (7,651)     613,767
Investment securities            21,742       40,567       102,375         46,759         --      211,443
Federal funds sold                6,565           --            --             --         --        6,566
                               ---------------------------------------------------------------------------
   Total earning assets         244,590       93,834       415,499         85,503     (7,651)     831,775
Cash and other assets                --           --            --             --     95,377       95,377
                               ---------------------------------------------------------------------------
   Total assets                $244,590      $93,834      $415,499        $85,503    $87,726     $927,152
                               ===========================================================================


                                              Over 3         Over 1
                                              Months          Year                       Non-
                              3 Months       through        through         Over       Interest
                               or less      12 Months       5 Years       5 Years     Sensitive    Total
                              --------      ---------       -------       -------     ---------    -----
LIABILITIES  AND
   STOCKHOLDERS'
      EQUITY:
Interest Bearing
   Liabilities
Interest bearing demand
   deposits                    $ 20,776      $  11,261     $101,513     $ 11,260          --      $144,810
Money market accts                   --         16,397       16,397           --          --        32,794
Savings deposits                     --          9,213       83,056        9,213          --       101,482
Other time deposits              75,766        138,904       35,358        2,525          --       252,553
CD's of $100,000
   or more                       22,632         41,492       10,562          754          --        75,440
Federal funds purchased
   and securities sold
   under agreements
   to repurchase                 58,563             --           --           --          --        58,563
Other borrowings                     --         28,000           --           --          --        28,000
                               ----------------------------------------------------------------------------
   Total interest bearing
      liabilities               177,737        245,267      246,886       23,752          --       693,642
Non-interest bearing
   demand deposits                   --             --           --           --    $126,619      $126,619
Other liabilities                    --             --           --           --       9,154         9,154
Stockholders' equity                 --             --           --           --      97,737        97,737
                               ----------------------------------------------------------------------------
   Total liabilities and
      stockholders' equity     $177,737      $ 245,267     $246,886     $ 23,752    $233,510      $927,152
                               ============================================================================

Interest sensitivity gap       $ 66,853      $(151,433)    $168,613     $ 61,751
Cumulative interest
   sensitivity gap             $ 66,853      $ (84,580)    $ 84,033     $145,784
Cumulative interest
   sensitivity gap as a
   percentage of
   total earning assets            8.04%        -10.17%       10.10%       17.53%

In analyzing the interest rate sensitivity at September 30, 1997, the Company is liability sensitive in the less than twelve month categories in the amount of $84.6 million. In the greater than one year categories, the Company is asset sensitive in the amount of $230.4 million. Overall the Company is asset sensitive in the amount of $145.8 million. During periods of increasing interest rates, asset sensitivity would enable the Company to reprice earning assets faster than interest bearing liabilities, therefore optimizing net interest margins. During periods of decreasing interest rates, being asset sensitive would narrow net interest margins, because interest earning assets would reprice faster at lower rates before the repricing of the interest bearing liabilities. Management maintains several interest rate risk models, regularly meets with the Board of Directors to discuss asset/liability management issues and believes this level of exposure to interest rate fluctuations to be acceptable.

NET INCOME

Net income for the nine months ended September 30, 1997 increased $963,000, or 14.6% over the same period in 1996. Net income per share for the first nine months increased $0.25, or 14.2% to $2.01 per share compared to $1.76 per share for the same period one year ago. Annualized return on average assets for the nine months ending September 30, 1997 was 1.12% as compared to 1.07% for 1996. The annualized return on average equity for the first nine months of 1997 was 10.59%, compared to 9.79% for the same period in 1996.

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

The following table shows average balances, interest income and interest expense, and yields/rates for the three months ending September 30, 1997 and 1996.

CONSOLIDATED AVERAGE BALANCE SHEET
   INTEREST INCOME/EXPENSE AND
   YIELD/RATES
Taxable Equivalent Basis
(in thousands)


                                                                       Three months ended
                                                                           September 30,

Assets                                                       1997                                 1996
                                              ----------------------------------------------------------------------
                                                Average     Income/      Yield/     Average     Income/      Yield/
Earning assets:                                 Balance     Expense       Rate      Balance     Expense       Rate
                                                --------    -------      ------    --------     -------      ------

Loans, net of unearned income                   $603,579     $14,297     9.47%     $475,430     $10,516       8.85%
Investment securities                            222,757       3,647     6.55%      263,600       4,339       6.58%
Other earning assets                              14,492         173     4.78%       17,232         225       5.22%
                                                --------------------               --------------------
   Total earning assets                          840,828      18,117     8.62%      756,262      15,080       7.98%
                                                             -------                            -------
Allowance for loan losses                         (7,185)                            (5,432)
Cash and other assets                             87,989                             86,714
                                                --------                           --------
                TOTAL ASSETS                    $921,632                           $837,544
                                                ========                           ========

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits                $124,737         855     2.74%     $120,264         730       2.43%
Savings deposits                                 106,959         866     3.24%       86,225         572       2.65%
Time deposits                                    298,462       3,970     5.32%      296,969       3,928       5.29%
Time deposits of $100,000 or more                 72,020       1,033     5.74%       59,611         812       5.45%
Federal funds purchased and securities
   sold under agreement to repurchase             64,690         720     4.45%       45,073         501       4.45%
Other borrowings                                  18,754         254     5.42%       10,548         142       5.38%
                                                --------------------               --------------------
   Total interest bearing liabilities            685,622       7,698     4.49%      618,690       6,685       4.32%
                                                             -------                            -------
Net interest spread                                          $10,419     4.13%                  $ 8,395       3.66%
                                                             =======                            =======
Noninterest bearing demand deposits              126,918                            120,671
Accrued expenses and other liabilities            10,861                              7,791
Stockholders' equity                              98,231                             90,392
                                                --------                           --------
           TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                $921,632                           $837,544
                                                ========                           ========
Net yield on earning assets                                              4.96%                                4.44%

Taxable equivalent adjustment:
   Loans                                        $     39                                        $    37
   Investment securities                             390                                            472
                                                --------                                        -------
      Total adjustment                          $    429                                        $   509
                                                ========                                        =======

CONSOLIDATED AVERAGE BALANCE SHEET
   INTEREST INCOME/EXPENSE AND
   YIELD/RATES
Taxable Equivalent Basis
(in thousands)

                                                                        Nine months ended
                                                                           September 30,
Assets                                                       1997                                 1996
                                                ------------------------------------------------------------------
                                                 Average     Income/    Yield/     Average     Income/     Yield/
Earning assets:                                  Balance     Expense    Rate       Balance     Expense      Rate
                                                --------     -------    ------     -------     -------     ------
Loans, net of unearned income                   $565,884     $38,687    9.09%     $457,030     $30,053      8.75%
Investment securities                            241,117      11,854    6.54%      274,834      13,160      6.37%
Other earning assets                              13,032         522    5.33%        9,460         382      5.37%
                                                --------------------              --------------------
   Total earning assets                          820,033      51,063    8.28%      741,324      43,595      7.82%
                                                             -------                           -------
Allowance for loan losses                         (6,479)                           (5,668)
Cash and other assets                             88,408                            84,436
                                                --------                          --------
                TOTAL ASSETS                    $901,962                          $820,092
                                                ========                          ========

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits                $123,084       2,505    2.71%     $118,894       2,293      2.57%
Savings deposits                                 105,977       2,528    3.17%       87,193       1,730      2.64%
Time deposits                                    295,938      11,515    5.18%      285,489      11,131      5.19%
Time deposits of $100,000 or more                 71,052       2,957    5.54%       55,161       2,303      5.55%
Federal funds purchased and securities
   sold under agreement to repurchase             64,153       2,085    4.32%       47,841       1,574      4.38%
Other borrowings                                  14,554         595    5.44%        9,186         375      5.43%
                                                --------------------              --------------------
   Total interest bearing liabilities            674,758      22,185    4.37%      603,764      19,406      4.27%
                                                             -------                           -------
Net interest spread                                          $28,878    3.91%                  $24,189      3.55%
                                                             =======                           =======
Noninterest bearing demand deposits              122,940                           118,583
Accrued expenses and other liabilities             8,990                             7,825
Stockholders' equity                              95,274                          $ 89,920
                                                --------                          --------
           TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                $901,962                          $820,092
                                                ========                          ========
Net yield on earning assets                                             4.68%                               4.34%

Taxable equivalent adjustment:
   Loans                                                     $   104                           $   113
   Investment securities                                       1,418                             1,416
                                                             -------                           -------
      Total adjustment                                       $ 1,522                           $ 1,529
                                                             =======                           =======



The net yield on earning assets increased 52 basis points from the third quarter of 1996 to the third quarter of 1997, 4.44% to 4.96%, respectively. The increase resulted from changes in rates, volumes and mix of interest earning assets and interest bearing liabilities. In addition, the average balance of noninterest bearing demand deposits increased $6.2 million, or 5.2%. On a tax equivalent basis, interest income on earning assets increased $3.0 million, or 20.1% due to an increase of $84.6 million, or 11.2% in the average volume of interest earning assets. The rates earned on the loans and investment securities increased 62 basis points and decreased 3 basis points, respectively. The development of the mix of interest earning assets is the primary factor of the improved yields of earning assets as a whole. The average balances of loans increased $128.1 million, or 26.9%, while the average balance of securities decreased $40.8 million, or 15.5% and the average balance of other earning assets, primarily federal funds sold, decreased $2.7 million, or 15.9%. As a percentage of total earning assets, loans increased from 62.8% to 71.8%, investment securities decreased from 34.9% to 26.5%, and other earning assets decreased from 2.3% to 1.7%, for the third quarter of 1996 and the third quarter of 1997, respectively. Rates earned on loans increased 62 basis points, while rates earned on investment securities decreased 3 basis points. The rates earned on other earning assets decreased 44 basis points. The rate on total earning assets increased 64 basis points. Interest expense on interest bearing liabilities increased $1.0 million, or 15.2% in the third quarter of 1997 compared to the same period last year. Average balances on interest bearing liabilities increased by $66.9 million, or 10.8%. The average balances of interest bearing demand deposits increased from third quarter of 1996 to third quarter of 1997 by $4.5 million, or 3.7%. Savings accounts increased for the same time periods by $20.7 million, or 24.1%. The rates paid on these type of accounts during the three months ending September 30, 1997, and 1996, increased 31 and increased 59 basis points, respectively. The average balance of time deposits, including time deposits over $100,000, increased $13.9 million, or 3.9% and the rate paid increased 9 basis points. Net interest spread and net interest spread rate increased from the third quarter 1996 to the third quarter 1997 by $2.0 million and 47 basis points, respectively.

The net yield on earning assets increased 34 basis points to 4.68% for the first nine months of 1997 from 4.34% for the same period in 1996. The increase resulted from changes in rates, volumes and mix of interest earning assets and interest bearing liabilities. In addition, the average balance of noninterest bearing demand deposits increased $4.4 million, or 3.7%. On a tax equivalent basis, interest income on earning assets increased $7.5 million, or 17.1% due to an increase of $78.7 million, or 10.8% in the average volume of interest earning assets. The rates earned on the loans and investment securities increased 34 basis points and 17 basis points, respectively. The development of the mix of interest earning assets is the primary factor of the improved yields of earning assets as a whole. The average balances of loans increased $108.9 million, or 23.8%, while the average balance of securities decreased $33.7 million, or 12.3% and the average balance of other earning assets, primarily federal funds sold, increased $3.6 million, or 37.8%. As a percentage of total earning assets, loans increased from 61.6% to 69.0%, investment securities decreased from 37.1% to 29.4%, and other earning assets increased from 1.3% to 1.6%, for the first nine months of 1996 and 1997, respectively. Rates earned on loans increased 34 basis points, while rates earned on investment securities increased 17 basis points. The rates earned on other earning assets decreased 4 basis points. The rate on total earning assets increased 46 basis points. Interest expense on interest bearing liabilities increased $2.8 million, or 14.3% in the first nine months of 1997 compared to the same period last year. Average balances on interest bearing liabilities increased by $71.0 million, or 11.8%. The average balances of interest bearing demand deposits increased from the first nine months of 1996 to first nine months of 1997 by $4.2 million, or 3.5%. Savings accounts increased for the same time periods by $18.8 million, or 21.6%. The rates paid on these type of accounts during the nine months ending September 30, 1997, and 1996, increased 14 basis points and 53 basis points, respectively. The average balance of time deposits, including time deposits over $100,000, increased $26.3 million, or 7.7% and the rate paid decreased 6 basis points. Net interest spread and net interest spread rate increased from the first nine months of 1996 to the first nine months of 1997 by $4.7 million and 36 basis points, respectively.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and commissions.

                               NONINTEREST INCOME
                                 (in thousands)

                                       Three Months                        Nine Months
                                   Ended September 30,                 Ended September 30,
                                   -------------------    Percent      -------------------  Percent
                                    1997      1996        Change         1997     1996      Change
                                    ----      ----        -------         ----     ----     -------
Trust income                       $  408     $ 343       18.95%        $1,195   $  991     20.59%
Service charge on deposit           1,063       978        8.69%         3,109    2,799     11.08%
  accounts
Net securities gains (losses)         221       157       40.76%           283      220     28.64%
Other income                        1,061       618       71.68%         2,457    1,743     40.96%
                                   ----------------                     ---------------
   TOTAL                           $2,753    $2,096       31.35%        $7,044   $5,753     22.44%
                                   ================                     ===============


Trust fees increased $65,000 or 19.0% from the third quarter of 1996 compared to the third quarter of 1997. Service charges increased $85,000, or 8.7% for the three months ended September 30, 1997, as compared to the quarter ended September 30, 1996. Net securities gains of $221,000 were realized in the third quarter of 1997, compared the gain of $157,000 realized in the same period of 1996. Other noninterest income increased $443,000, or 71.68% for the third quarter 1997 compared to the third quarter of 1996.

Trust fees increased $204,000, or 20.6% for the first nine months of 1997 compared to the same period last year. Service charges increased $310,000, or 11.1% for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. Net securities gains were $283,000 as of September 30, 1997, compared to the gain of $220,000 realized in the first nine months of 1996. Other noninterest income increased $714,000, or 41.0% for the first nine months of 1997, compared to the same period last year.

NONINTEREST EXPENSE

Salaries and benefits increased $170,000, or 4.9% for the three months ending September 30, 1997, as compared to September 30, 1996. Occupancy expenses decreased $47,000, or 5.0% due to increased rent income. Management anticipates the level of spending for occupancy expense to be about the same as last year. Other expenses increased $1.3 million, or 72.2% for the third quarter ending September 30, 1997, compared to the same period last year.

Salaries and benefits increased $1.2 million, or 11.3% for the nine months ending September 30, 1997, as compared to September 30, 1996. Occupancy expenses increased $54,000, or 2.0%. Other expenses increased $1.5 million, or 26.4% for the nine months ending September 30, 1997, compared to the same period last year.

                               NONINTEREST EXPENSE
                                 (in thousands)

                               Three Months                         Nine Months
                             Ended September 30,                Ended September 30,
                             -------------------  Percent       -------------------    Percent
                              1997       1996     Change          1997       1996      Change
                              ----       ----     -------         ----       ----      -------
Salaries and benefits        $3,678     $3,508     4.85%        $11,427    $10,263     11.34%
Net occupancy expense           900        947   (4.96)%          2,792      2,738      1.97%
Other expense                 3,294      1,913    72.19%          7,291      5,769     26.38%
                             ------      -----                  -------    -------
   TOTAL                     $7,872     $6,368    23.62%        $21,510    $18,770     14.60%
                             =================                  ==================


PROVISION FOR INCOME TAXES

The Company's provision for income taxes increased $98,000, or 12.5% to $884,000 for the three months ended September 30, 1997, as compared to $786,000 for the same period in 1996. The effective tax rate was 23.6% for the three months ended September 30, 1997 as compared to 23.2% for September 30, 1996. The Company's provision for income taxes increased $291,000, or 12.8% to $2.6 million for the nine months ended September 30, 1997, as compared to $2.3 million for the same period in 1996. The effective tax rate was 25.4% for the nine months ended September 30, 1997 as compared to 25.7% for September 30, 1996. The notes to the December 31, 1996, financial statements provide additional information regarding the Company's taxes.

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





                                          Pioneer Bancshares, Inc.





Date:  November 13, 1997                  /s/ Rodger B. Holley
                                          -------------------------------------
                                          Rodger B. Holley
                                          Chairman, President and CEO



Date:  November 13, 1997                  /s/Gregory B. Jones
                                          --------------------------------------
                                          Gregory B. Jones
                                          Executive Vice President and Treasurer



Date:  November 13, 1997                  /s/Robert M. Wilbanks, Jr.
                                          --------------------------------------
                                          Robert M. Wilbanks, Jr.
                                          Vice President and Controller

                    PIONEER BANCSHARES, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

Exhibit
Number        Description                                                 Page

 3(a) Certificate of Incorporation, incorporated herein by reference from Registrant's Registration
              Statement on Form S-4 (Registration No. 33-49360).

 3(b) By-laws, incorporated herein by reference from Registrant's Registration Statement on Form S-4
              (Registration No. 33-49360).

 11           Statement Regarding Computation of Net Earnings
              per Share                                                   27-28

 27           Financial Data Schedule (For SEC Use Only)