Form 10-K405
period 1997-12-31
PIONEER BANCSHARES INC
filed 1998-03-27
CIK 889464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997
                                             -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from ___________ to __________

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

                                801 Broad Street
                          Chattanooga, Tennessee 37402
                          ----------------------------
                    (Address of principal executive offices)
                                 (423) 755-0000
                                 --------------
                         (Registrant's telephone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          $.01 par value Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X    No
                                       ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                              ---
As of February 18, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $189,875,556. The number of shares outstanding of the Registrant's $0.01 par value common stock, as of February 18, 1998 was 3,759,912.

Documents Incorporated by Reference:
------------------------------------
Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held April 22, 1998, are incorporated by reference into Part III of this Annual Report of Form 10-K.

This Annual Report on Form 10-K consists of 93 sequentially numbered pages. The
Exhibit Index is located on sequentially numbered page 91.

                                     PART I

ITEM-1 - BUSINESS

GENERAL

         Pioneer Bancshares, Inc. (the "Company") is a Delaware corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company was incorporated July 8, 1991, by the management of its principal subsidiary, Pioneer Bank. The holding company formation was consummated on September 30, 1992, at which time the Company acquired all of the outstanding shares of the common stock of Pioneer Bank in exchange for 1,400,000 shares of the Company's $.01 par value common stock (the "Common Stock"). The Company's principal business is owning three subsidiary banks, Pioneer Bank, Valley Bank and Pioneer Bank, f.s.b. (the "Banks"), and supervising and coordinating the activities of Pioneer Bank's subsidiaries and affiliates. The Company coordinates the financial resources of the consolidated enterprise and maintains financial, operational and administrative systems allowing for the centralized evaluation of subsidiary operations and coordination of selected policies and activities. The Company derives substantially all of its income from the Banks through management fees, dividends and undistributed earnings of the subsidiaries. The management fee agreement is an arrangement between the Banks and the Company where chargeable affiliate expenses incurred by the Company are paid directly by the subsidiaries. The dividends paid to the Company are determined generally in relation to the subsidiaries' earnings, growth and capital positions. As a bank holding company, the Company is a legal entity separate and distinct from the subsidiaries, each of which is managed as a separate entity. As of December 31, 1997, the Company had total consolidated assets of $956.9 million, total consolidated deposits of $748.4 million and total consolidated stockholders' equity of $99.9 million.

DEMOGRAPHIC AND ECONOMIC CHARACTERISTICS OF THE MARKETS

Pioneer Bank's Market

         The following market analysis for Pioneer Bank was obtained from statistics maintained by the Tennessee State Planning Office and the University of Tennessee at Knoxville, Center for Business and Economic Research as well as the Hamilton County Chamber of Commerce. Growth of employment within the Chattanooga Metropolitan Statistical Area (MSA), which includes Hamilton and Marion Counties, Tennessee, and Catoosa, Dade and Walker Counties, Georgia, decreased slightly from 3.9% in 1996 to 3.4% in 1997. From year to year, the civilian labor force and the total employed individuals remained unchanged and the unemployment rate decreased from 4.7% to 4.1%. Average weekly earnings and average hours worked (by production workers) increased by 2.5% and .7%, respectively, from 1996 to 1997 continuing a trend that began in late 1995. The general increase in economic statistics for 1997 indicates the economy is growing at a moderate pace.

         The population of Hamilton County for years 1980, 1990 and 1997 (estimated) was 287,740, 285,536 and 306,644, respectively. The population of Marion County for such years was 24,416, 24,860, and 28,533 (estimate), respectively. The Chattanooga MSA population has grown from 364,526 in 1970, to 417,935 in 1980, to 424,347 in 1990, and was estimated to be approximately 448,000 in 1997.

         Hamilton County commerce has been relatively strong from 1996 to 1997 with some exceptions. The primary industries in the Chattanooga MSA are services, manufacturing and retail trade. Taxable retail sales rose 6.2% from $3,225.4 million to $3,425.7 million (estimated), total new cars and trucks sold decreased 8.8% from 18,141 to 16,548 (estimated) and hotel/motel tax collected increased 3.9% from $2,796,131 to $2,906,288. Within the Chattanooga MSA, the number of houses sold during 1997 increased by 5.4% to 4,129 (estimated) from 3,916 in 1996. During 1996, stable rates contributed to continued growth in housing sales. During 1997, housing sales were sluggish in the first six months of the year, but increased during the third and fourth quarters, because of a decrease in residential mortgage interest rates.

         Hamilton County building permits on an aggregate basis decreased by 6.6% from $397,306,543 in 1996 to $371,148,400 (estimated) in 1997. More specifically, the number of residential single family dwelling permits decreased 6.2% from 1,540 to 1,444 (estimated) with values increasing 2.4% from $155,259,161 to $158,980,452 (estimated), respectively. Residential duplex permits decreased 11.1% from 27 to 24 (estimated) with values increasing 4.2% from $2,880,292 to $3,002,060 (estimated), respectively. Residential apartment permits decreased from fifteen to twelve (estimated) with the aggregate values of such complexes increasing 39.6% from $1,859,554 to $2,595,464 (estimated), respectively. Residential alteration permits increased 11.8% from 1,388 to 1,552 (estimated) and the values increased 12.9% from $25,858,333 to $29,217,452 (estimated) in 1996 and 1997, respectively. New nonresidential permits increased 8.1% from 259 to 280 (estimated) in 1996 and 1997, respectively, with values decreasing 24.7% from $150,475,360 to $113,371,796 (estimated) in 1996 and 1997, respectively. Nonresidential alterations increased 18.0% from 610 to 720 (estimated) with values increasing 31.3% from $60,974,143 to $80,063,836 (estimated).

Valley Bank's Market

         Valley Bank conducts business in Monroe and McMinn Counties, Tennessee, which are located approximately 60 miles northeast of Chattanooga on Interstate
75. The current rate of population growth of these counties approximates 6% per decade. The aggregate population of Monroe and McMinn Counties in 1997 was 78,995. Per capita income levels were $13,501 and $15,487 (in 1996) for Monroe and McMinn Counties, respectively, and are below Tennessee and national averages of $19,285 and $23,854, respectively for the same period. The annual unemployment rate of 7.9% for 1997 is relatively stable from 1996, but remains above the state and national unemployment levels of 5.1% and 4.6%, respectively. Total employment increased by 1.8% from 1996 to 1997. The primary industry in the region is manufacturing, which represents approximately 50% of the jobs in the area.

         Annual retail sales in this market continued to increase during 1997 continuing a trend beginning in 1995. On an annualized basis, the total retail sales of durable goods was up 6.5% from 1996 levels, as opposed to an increase of 11.7% from 1995 to 1996. Furthermore, quarterly sales tax payments increased on average 7.1% from 1996 to 1997.

Pioneer Bank, f.s.b.'s Market

         Pioneer Bank, f.s.b. conducts business in the same market as Pioneer Bank and in the Northwest Georgia area including Whitfield and Catoosa Counties, which are located within a thirty mile radius south of Chattanooga on Interstate
75. The estimated aggregate population of Whitfield and Catoosa Counties in 1996 was 128,837 with a projected population growth of 4.30% by the year 2000. The labor force size in 1997 was 47,184 and 24,261 for each of the counties, respectively and unemployment rates were 4.5% and 3.7%, respectively, in 1997, which is consistent with the state unemployment rate of 3.7%. The primary industry in Northwest Georgia is carpeting and industries related to carpeting; however, there are also other significant service and manufacturing industries. There has been steady industrial growth in Northwest

Georgia during the 1970's and 1980's, but the industrial growth rate has been significantly higher during the 1990's and the trend is expected to continue. Certain estimates project the aggregate population in the north Georgia area may be large enough to be considered a metropolitan area by the year 2000.

PIONEER BANK

General

         Pioneer Bank commenced operations in 1916 pursuant to a charter granted by the State of Tennessee. Pioneer Bank offers a wide array of deposit accounts and retail services, engages in consumer and commercial lending, provides a variety of trust and fiduciary services and offers securities brokerage services through Pioneer Securities, Inc., a wholly-owned subsidiary commencing business in the Fall 1995. At December 31, 1997 Pioneer Bank operated 22 branch locations in Hamilton and Marion Counties, Tennessee. Pioneer Bank currently has one branch under construction in Dunlap, Tennessee in Sequatche County. Pioneer Bank had $747,706,786 in assets, $577,802,304 in deposits and $72,596,431 of stockholders' equity on December 31, 1997.

Loans

         Pioneer Bank utilizes the following categories to segregate its loan portfolio: consumer loans, commercial loans and real estate loans. The consumer loan category represents all types of consumer installment loans, including credit cards, both secured and unsecured. Commercial loans contain both secured and unsecured credits including, but not limited to, the following types of collateral: equipment, fixtures, inventory and accounts receivable. Real estate construction, residential real estate and commercial real estate loans are primarily secured by first mortgages. Underwriting criteria are governed by Pioneer Bank's loan policy as approved by its Board of Directors. Policy exceptions are permitted with approval of either the Loan Committee or authorized loan officers. Generally, loans secured by real estate with improvements are limited to an 80% loan-to-value ratio. However, a more stringent loan-to-value ratio of 75% is applied to loans secured by unimproved land with plans for development. Loans collateralized by unimproved or raw land with no development plans are limited to a loan-to-value ratio of 65%. First and second lien positions are considered in the aggregate when determining loan-to-value ratios. Direct automobile loans are limited to 85% of the NADA valuation or the purchase price, whichever is less. Indirect automobile loans are limited to 115% of sticker price of the automobile. Loans secured with used and new specialized equipment and machinery are limited to 70% and 80% of the estimated fair value of the collateral, respectively.

         As of December 31, 1997, loans with fixed interest rates totaled $339.3 million or 65.9% of total loans, with $32.6 million maturing in less than three months and $32.2 million maturing in three months to one year. Those maturing in one to five years totaled $245.7 million. Fixed rate loans with a maturity in excess of five years were $28.8 million. As of December 31, 1997, floating rate loans repricing quarterly or more frequently totaled $162.7 million. Floating rate loans repricing annually or more frequently, but less frequently than quarterly totaled $3.2 million. Floating rate loans repricing less frequently than five years totaled $9.4 million. Management reviews the asset/liability gap monthly and adjusts its interest rate sensitivity strategy accordingly. See "---Interest Rate Sensitivity."

         Pioneer Bank participates as an intermediary for the secondary market underwriting of residential loans. In such a secondary market transaction, the secondary market lender underwrites and funds the loan and Pioneer Bank closes the loan without recording the loan on Pioneer Bank's accounting records. Pioneer

Bank does not have a policy requiring all real estate first mortgage loans be conforming to the secondary market's underwriting standards.

         Participation loans purchased are subject to Pioneer Bank's underwriting criteria as described in the lending policy. Pioneer Bank has sold participations in loans to other financial institutions for a total of $9.4 million as of December 31, 1997. Pioneer Bank also participates in the Small Business Association's lending program and has $281,632 in participations sold to other financial institutions as of December 31, 1997. Pioneer Bank has not purchased any loan participations from other financial institutions as of December 31, 1997.

         As defined by Tennessee Code Annotated, Section 45-2-1102, Pioneer Bank's legal lending limit, either secured or unsecured, with Board approval is any amount up to, but no more than, 25% of common stock, surplus and undivided profits. As of December 31, 1997, Pioneer Bank had a legal lending limit of $18,149,000.

VALLEY BANK

General

         Valley Bank began operations in 1884 in Sweetwater, Tennessee as the thirteenth bank to be granted a charter by the State of Tennessee. Valley Bank offers a wide array of deposit accounts and retail services and engages in consumer, commercial, and real estate lending. At year end 1997, Valley Bank had nine branch locations in Monroe and McMinn Counties, Tennessee. Valley Bank had $190,964,785 in assets, $162,921,743 in deposits and $16,471,229 of stockholders' equity on December 31, 1997.

Loans

         Valley Bank categorizes its loans similar to Pioneer Bank with the following segregation categories for its portfolio: consumer loans, commercial loans and real estate loans. The consumer loan category represents all types of consumer installment loans, including credit cards, both secured and unsecured. Commercial loans contain both secured and unsecured credits including, but are not limited to, the following types of collateral: equipment, fixtures, inventory and accounts receivable. Real estate construction, residential real estate and commercial real estate are primarily secured by first mortgages. Underwriting criteria are governed by Valley Bank's loan policy as approved by the Valley Bank Board of Directors. Policy exceptions are permitted with the approval of either the Board, the bank president, the Loan Committee or a senior officer. Generally, loans secured by real estate with improvements are limited to an 80% loan-to-value ratio. However, a more stringent loan-to-value ratio of 75% is applied to loans secured by unimproved land with plans for development. Loans collateralized by unimproved or raw land with no development plans are limited to a loan-to-value ratio of 65%. First and second lien positions are considered in the aggregate when determining loan-to-value ratios. Automobile loans are limited to 85% of the NADA valuation or the purchase price, whichever is less. Loans secured with used and new specialized equipment and machinery are limited to 70% and 80% of the estimated fair value of the collateral, respectively.

         As of December 31, 1997 fixed rate loans totaled $75.8 million with $9.7 million maturing in less than three months and $14.9 million maturing in three months to one year. Those maturing in one to five years totaled $49.2 million. Fixed rate loans with a maturity in excess of five years were $2.0 million. As of December 31, 1997 floating rate loans repricing quarterly or more frequently totaled $27.8 million.

Floating rate loans repricing annually or more frequently but less frequently than quarterly totaled $7.3 million. Floating rate loans repricing every five years or more frequently, but less than annually totaled $15.0 million. Management reviews the asset/liability gap monthly and adjusts the interest rate sensitivity strategy accordingly. See "---Interest Rate Sensitivity."

         Valley Bank participates as intermediary for the secondary market underwriting of residential loans. Valley Bank does not have a policy that requires all real estate first mortgage loans be conforming to the secondary market's underwriting standards.

         Participation loans purchased are subject to Valley Bank's underwriting criteria as described in the lending policy. Valley Bank has purchased $7.7 million in participation loans as of December 31, 1997. Valley Bank participates in the Small Business Administration's lending program and had $205,385 in participations sold to other institutions as of December 31, 1997.

         Valley Bank's legal lending limit with Board approval is any amount up to, but no more than, 25% of common stock, surplus and undivided profits. As of December 31, 1997 Valley Bank had a legal lending limit, either secured or unsecured, of $4,118,000.

PIONEER BANK, F.S.B.

General

         Pioneer Bank, f.s.b. commenced operations on September 9, 1997. The Company's application to the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC") to organize and subsequently purchase a Tennessee based, de novo, federal savings bank ("FSB") was approved during the third quarter of 1997. The Company's request from the FDIC to grant the federally chartered FSB a "Bank Insurance Fund" insurance charter was also approved. Pioneer Bank, f.s.b. offers a wide array of deposit accounts and retail services and engages in consumer, commercial, and real estate lending. At year end 1997, Pioneer Bank, f.s.b. had a total of two branch locations in Whitfield County, Georgia and Hamilton County, Tennessee. Pioneer Bank, f.s.b had $23,276,213 in assets, $15,284,311 deposits and $7,775,527 of stockholders' equity on December 31, 1997.

Loans

         Pioneer Bank, f.s.b. categorizes its loans similar to Pioneer Bank with the following segregation categories for its portfolio: consumer loans, commercial loans and real estate loans. The consumer loan category represents all types of consumer installment loans, both secured and unsecured. Commercial loans contain both secured and unsecured credits including, but are not limited to, the following types of collateral: equipment, fixtures, inventory and accounts receivable. Real estate construction, residential real estate and commercial real estate are primarily secured by first mortgages. Underwriting criteria are governed by Pioneer Bank, f.s.b.'s loan policy as approved by the Pioneer Bank, f.s.b.'s Board of Directors. Policy exceptions are permitted with the approval of either the Board, the bank president, the Loan Committee or a senior officer. Generally, loans secured by real estate with improvements are limited to an 80% loan-to-value ratio. However, a more stringent loan-to-value ratio of 75% is applied to loans secured by unimproved land with plans for development. Loans collateralized by unimproved or raw land with no development plans are limited to a loan-to-value ratio of 65%. First and second lien positions are considered in the aggregate when determining loan-to-value ratios. Automobile loans are limited to 85% of the NADA valuation or the purchase price, whichever is less. Loans secured with used and new specialized equipment and machinery are limited to 70% and 80% of the estimated fair value of the collateral, respectively.

         As of December 31, 1997 fixed rate loans totaled $7.3 million with $1.5 million maturing in less than three months and $517,608 maturing in three months to one year. Those maturing in one to five years totaled $5.2 million. Fixed rate loans with a maturity in excess of five years were $52,302. As of December 31, 1997 floating rate loans repricing quarterly or more frequently totaled $2.8 million. Floating rate loans repricing annually or more frequently but less frequently than quarterly totaled $400,879. Management reviews the asset/liability gap monthly and adjusts the interest rate sensitivity strategy accordingly. See "---Interest Rate Sensitivity."

     Pioneer Bank, f.s.b. participates as intermediary for the secondary market underwriting of residential loans. Pioneer Bank, f.s.b. does not have a policy that requires all real estate first mortgage loans be conforming to the secondary market's underwriting standards.

     Participation loans purchased are subject to Pioneer Bank, f.s.b.'s underwriting criteria as described in the lending policy. Pioneer Bank, f.s.b. did not have any purchased participation loans as of December 31, 1997. Pioneer Bank, f.s.b. participates in the Small Business Administration's lending program and had $281,632 in participations sold to other institutions as of December 31, 1997.

         Pioneer Bank, f.s.b.'s legal lending limit with Board approval is any amount up to, but no more than, 25% of common stock, surplus and undivided profits. As of December 31, 1997 Pioneer Bank, f.s.b. had a legal lending limit, either secured or unsecured, of $1,944,000.

NON-BANKING ACTIVITIES

Pioneer Bank

         Pioneer Bank has two wholly owned subsidiaries, Pioneer Securities, Inc. ("PSI") and Center Finance Corporation. PSI is a securities broker-dealer providing securities and other nondeposit products and services to bank customers, as well as non-bank customers. Pioneer Bank has two trusteed affiliates, Frontier Corporation, a real estate management and development company, and Valley Company, Inc., a trust company. These two corporations are Tennessee state chartered and are affiliates through a trust agreement for the benefit of Pioneer Bank shareholders. The trust agreements were established for 99 years, and are to expire in the year 2055. Through the trusteed affiliates of Pioneer Bank, credit life related insurance products and real estate used for banking facilities are provided to Pioneer Bank. Revenues from these activities do not presently constitute a significant portion of the Company's total operating revenues. During 1996, Pioneer purchased the stock of a trusteed affiliate's wholly owned subsidiary, Center Loan & Thrift ("Center"), and changed Center's name Center Finance Corporation. Center is now engaged in consumer finance and related activities in Hamilton and Marion Counties. In the future, the Company may engage in other activities permissible for bank and bank holding company subsidiaries when suitable opportunities develop. Proposals for such further activities may be subject to approval by appropriate regulatory authorities. See "Supervision and Regulation".

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

COMPETITION

         Pioneer Bank and Pioneer Bank, f.s.b. operates in a highly competitive market area, the Chattanooga MSA which includes Hamilton and Marion Counties, Tennessee and nearby parts of Northwest Georgia. Competition in these markets is not only from other banks who perform a very wide spectrum of banking activities, but it also from other types of financial institutions who compete for deposits, commercial, fiduciary and investment services and various types of loans and certain other financial services. Pioneer Bank and Pioneer Bank, f.s.b. together vie for interest-bearing funds with a number of other financial intermediaries and investment alternatives, including mutual funds, brokerage firms, governmental and corporate bonds, and other securities. Competitors include not only financial institutions headquartered in the State of Tennessee, but also a number of large out-of-state bank holding companies and other financial institutions who have an established market presence in the State of Tennessee and the Chattanooga MSA. In addition, recent legislative and regulatory changes and technological advances have enabled customers to conduct banking activities without regard to geographical barriers through computer based banking and similar services.

         Valley Bank conducts business in a rural market area, Monroe and McMinn Counties, Tennessee. Competition for traditional banking services, such as loans and deposits, is less intense than in the Chattanooga MSA. In Valley Bank's market, the principal financial institutions competing for loan products include other community banks and credit unions. Competition for deposits comes from these financial intermediaries, as well as brokerage firms in the form of non-insured investment securities, such as mutual funds, stocks or bonds. Management believes competition in this market will intensify.

         The Company believes intense competition for banking business among bank holding companies and other providers of financial services will continue and competition may further intensify as interstate bank branching becomes more prevalent. It is anticipated additional consolidation of smaller banks into larger institutions will continue in the State of Tennessee for the foreseeable future. See "Supervision and Regulation."

EMPLOYEES

         As of December 31, 1997, the Company and its subsidiaries had approximately 498 full time equivalent employees. The Company maintains training and educational opportunities through its in-house training facility, Pioneer University. Coordinating job required skills with educational and training opportunities is the primary function of Pioneer University. Pioneer University offers tuition reimbursement for college degrees, including master's programs, so long as the course study is related to business. The Company maintains affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs including group life, health, accident and other insurance and retirement plans. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its employees relations are generally good.

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

         The monetary policies of the Federal Reserve historically have had a significant effect on the operating results of commercial banks and will continue to do so in the future. In view of changing conditions in the national and international economies and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to the future effect changes in interest rates, deposit levels or loan demand may have on the business and income of the Company and the Banks.

         In March, 1997, the Federal Reserve took measures to restrict the general economy by marginally raising interest rates. As a result, Pioneer Bank's prime rate of interest increased by 25 basis points to 8.50% from 8.25%. This prime rate remained unchanged during the rest of 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation and Changing Prices" and "- Interest Rate Sensitivity Management."

STATISTICAL INFORMATION

         Certain statistical information (as required by Guide 3) is included in response to Item 7 of this Annual Report on Form 10-K. Certain statistical information is included in response to Item 6 and Item 8 of this Annual Report on Form 10-K.

                                                                            Page(s)
                                                                            -------
Loan Portfolio ............................................................   25
Selected Loan Maturity and Interest Rate Sensitivity ......................   26
Investment Portfolio ......................................................   27
Investment Portfolio Maturity Schedule ....................................   28
Maturities of Time Deposits ...............................................   30
Short Term Borrowings .....................................................   30
Returns on Equity and Assets ..............................................   31
Risk-Based Capital Calculation ............................................   33
Interest Rate Sensitivity .................................................   36
Consolidated Average Balances
     Interest Income/ Expense and Yield/ Rates ............................   40-41
Rate/ Volume Variance Analysis ............................................   42-43
Summary of Loan Loss Experience ...........................................   45
Allocation of Loan Loss Reserve ...........................................   46
Impaired Loans ............................................................   48
Nonperforming Assets ......................................................   49
Noninterest Income ........................................................   50
Noninterest Expense .......................................................   51
Market Risk Information ...................................................   55

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

BANK HOLDING COMPANY REGULATION

         The Company is a "bank holding company" under the BHC Act, and is registered with, and subject to supervision by, the Federal Reserve. As a bank holding company, the Company is required to file periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and may examine each of its subsidiaries. The State of Tennessee does not generally regulate bank holding companies. Under the Tennessee Bank Structure Act of 1974, however, a bank that has not been in operation for at least five years may not be acquired by a bank holding company. Although a bank holding company may make acquisitions of banks anywhere in the state, no bank holding company may retain 30% or more of the total deposits in all insured financial institutions in Tennessee.

         The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or all or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company engaging in activities the Federal Reserve has determined by order or regulation to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies.

         The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in Tennessee may now acquire a bank located in any other state, and any bank holding company located outside Tennessee may lawfully acquire any bank based in another state including Tennessee, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may consolidate existing bank subsidiaries in different states and branch on an interstate basis. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching. In the event a state adopts "opt-out" legislation, banks domiciled in such states will be ineligible to branch into, or consolidate their operations in other states.

         Tennessee has adopted legislation providing that, effective September 29, 1995, the Tennessee Reciprocal Banking Act was repealed, and the Tennessee Bank Structure Act was amended, to, among other things, prohibit (subject to certain exceptions) a bank holding company from acquiring a bank for which the home state is Tennessee (a "Tennessee Bank") if, upon consummation, the company would directly or indirectly control 30% or more of the total deposits in insured depository institutions in Tennessee. The new Act permits Tennessee banks and bank holding companies to be acquired by bank holding companies or merge or consolidate with banks located anywhere in the United States, provided the Tennessee bank must have been in operation for at least five years. Interstate branching by merger or consolidation is permitted on and after June 1, 1997, but even then, de novo branching into Tennessee is prohibited. Tennessee law permits a bank located in Tennessee to establish branches in any county in Tennessee. The effects of the Riegle-Neal Act and the new Tennessee legislation relating to interstate and intrastate acquisitions and branching activities cannot be predicted, but may result in increased competition for the Company.

         Various legal limitations restrict the Banks from lending or otherwise supplying funds to the Company and their other affiliates. The Company and its subsidiaries are subject to Section 23A of the Federal Reserve Act, as amended by the Banking Affiliates Act of 1982. Section 23A defines "covered transactions," including extensions of credit, and limits a bank's covered transactions with any single affiliate to no more than 10% of a bank's capital and surplus. Covered transactions with all affiliates combined are limited to no more than 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices. Further, banks and their subsidiaries are prohibited from purchasing low-quality assets from the bank's affiliates. Finally, Section 23A states that all extensions of credit by a bank to an affiliate must be appropriately secured by acceptable collateral. The Company and its subsidiaries are also subject to Section 23B of the Federal Reserve Act, which generally limits covered and other transactions among affiliates to terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the Banks or their subsidiaries as are prevailing at that time for transactions with unaffiliated companies.

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

BANK REGULATION

         Pioneer Bank and Valley Bank are each state banks organized under the Tennessee Banking Act, and Pioneer Bank, f.s.b. is organized under the laws of the United States. The Pioneer and Valley Banks' deposits are insured by the Bank Insurance Fund (the "BIF") of the FDIC up to the maximum amount permitted by law, and Pioneer Bank, f.s.b.'s deposits are insured by the Savings Association Insurance Fund (the "SAIF") of the FDIC up the maximum amount permitted by law. The Banks are subject to regulation, supervision and regular examination by the FDIC, the Office of Thrift Supervision ("OTS") and the Commissioner of the Tennessee Banking Department (the "Commissioner"). Tennessee and Federal banking laws and regulations control, among other things, the scope of the Banks' businesses, their loans and investments, reserves against deposits, mergers and acquisitions, borrowings, dividends, minimum capital requirements, and the location of branch offices and certain facilities. The FDIC, OTS and the Commissioner each have authority to approve or disapprove the establishment of branches, mergers, consolidations and other similar corporate actions, and are authorized to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

PAYMENT OF DIVIDENDS

         The Company is a legal entity separate and distinct from its banking and other subsidiaries. The Company is substantially dependent upon dividends and services fees from the Banks and its other affiliates to pay its indebtedness and to meet its operating costs, since the Company currently has no independent sources of revenue.

         The Banks' ability to pay dividends, or otherwise supply funds to the Company is limited by various laws and regulations. Dividends from the Banks constitute the major sources of income for the Company. The payment of dividends by the Banks are subject to the applicable restrictions contained in the Tennessee Banking Act and the FDIC and OTS's regulations and interpretive rulings. The Commissioner, the FDIC, the OTS and the Federal Reserve each have the general authority to limit the dividends paid by insured banks and bank holding companies, respectively, if such payment may be deemed to constitute an unsafe or unsound practice. If, in the particular circumstances, the Commissioner, the OTS or the FDIC determines the payment of dividends would constitute an unsafe or unsound banking practice, the Commissioner, the OTS or the FDIC could, among other things, prohibit or limit the payment of dividends by the Banks.

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

BRANCHING LIMITATIONS

         Since 1990, the Tennessee Banking Act has generally allowed, subject to regulatory approval, branching without restriction throughout the State of Tennessee. Tennessee-chartered banks and their holding companies may also generally merge with or acquire banks in counties where they do not have operations in order to enter a county. Inter-county branching may have increased the competition experienced by the Banks by permitting banks to open branches in the counties where they operate without requiring the acquisition of a bank already operating there. However, if the Banks desire, they may also expand by branching elsewhere in the State of Tennessee. See "Bank Holding Company Regulation."

CAPITAL

         The Federal Reserve and the OTS have adopted risk-based capital guidelines for bank holding companies and federally chartered savings banks, respectively. The FDIC has adopted final risk-based capital guidelines for state non-member banks. Common equity, retained earnings, a limited amount of qualifying noncumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries less goodwill, other intangible assets and certain investments in other corporations qualifies as "Tier 1 capital." Tier 1 capital plus subordinated debt, non qualifying preferred stock, certain hybrid capital instruments (such as mandatory convertible debt) and a limited amount of any loan loss allowance qualifies as "Total Capital." As fully phased-in at the end of 1992, the guideline for a minimum ratio of Total Capital to risk weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%.

         In addition, the federal agencies have established minimum leverage ratio guidelines for bank holding companies, federally chartered savings banks and state non-member banks, providing for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3%, plus an additional cushion of 100 to 200 basis points (i.e., 1%-2%) if the institution fails to meet certain assets, liquidity and interest rate risk criteria or has less than the highest regulatory rating. The guidelines also provide institutions experiencing internal growth or making acquisitions to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve's guidelines indicate the Federal Reserve will continue to consider a "Tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity.

         The Federal Deposit Insurance Corporation Improvement Act of 1992 ("FDICIA"), among other things, requires the federal banking agencies to take "prompt corrective action" with respect to depository institutions not meeting the minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

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

         As of December 31, 1997, the consolidated capital ratios of the Company were as follows:

                                                  Regulatory           Pioneer
                                                   Minimums        Bancshares, Inc.
                                                   --------        ----------------

            Tier 1 capital ratio ...........         4.0%               12.91%
            Total capital ratio ............         8.0%               13.99%
            Leverage ratio .................       3.0 - 5.0%           10.29%

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

         Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator. Because the Company and the Banks exceed applicable minimum capital requirements, the respective managements of the Company and the Banks do not believe these capital adequacy provisions of FDICIA have had any material effect on the Company, the Banks or their respective operations.

        Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, and have proposed an interest rate-risk component to risk-based capital requirements.

FDICIA

         In addition to the prompt corrective action requirements and capital distribution limitations noted above; FDICIA directs each federal banking regulatory agency to prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate.

         FDICIA also contains a variety of other provisions affecting the operations of the Company and the Banks, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by a depository institution not well capitalized or adequately capitalized and who has not received a waiver from the FDIC.

FDIC INSURANCE ASSESSMENTS

         Each of the Banks is a BIF member subject to FDIC deposit insurance assessments. In 1995, the FDIC adopted a new risk-based premium schedule decreasing the assessment rates for BIF depository institutions. Under this schedule, which took effect for assessment periods after June 1, 1995, the premiums ranged from $.04 to $.12 for every $100 of deposits. Prior to June 1, 1995, the premiums ranged from $.23 to $.31 for every $100 of deposit. Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. SAIF insured deposits are assessed premiums at $.00 to $.27 per $100 of deposits, based upon the institution's assigned risk category and supervisory evaluation. During the years ended December 31, 1995, 1996 and 1997, Pioneer Bank paid $514,000, $1,500 and $26,116, respectively, in BIF deposit insurance premiums, and Valley Bank paid BIF deposit insurance premiums of $165,000, $1,680 and $18,373 respectively. Pioneer Bank, f.s.b. commenced business on September 9, 1997 and was not required to pay a SAIF insurance premium for 1997.

         BIF and SAIF assessment rates are designed to increase the reserve ratios (i.e., the ratios of reserves to insured deposits) of these funds to 1.25%. The BIF reached the 1.25% level in mid-1995. The SAIF reached the 1.25% level in late 1996 by means of a special assessment on savings associations and banks who acquired SAIF insured deposits on or prior to March, 31, 1995. As a result, the FDIC refunded BIF premiums to its members in September 1995. BIF and SAIF premium rates are 0% and .27% of insured deposits, depending on the assessment risk classification of the assessed institution. The 0% rate is available to well capitalized institutions having one of the two best supervisory ratings. A nominal payment of $2,000 per year was required for the 0% rate classification. Assessments against BIF and SAIF deposits to be paid to the Financing Corporation (the "FICO") are also paid within the BIF assessment, being 20% of the SAIF assessment. See "Legislative and Regulatory Changes."

COMMUNITY REINVESTMENT ACT AND CERTAIN CONSUMER LENDING REGULATIONS

         The Company and the Banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA") and the federal banking agencies' regulations thereunder. Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low-to-moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services it believes are best suited to its particular community, consistent with the CRA. The CRA requires a depository institution's primary federal regulator, in connection with its examination of the institution, to assess the institution's record in assessing and meeting the credit needs of the community served by that institution, including low-to-moderate income neighborhoods. The regulatory agency's assessment of the institution's record is made available to the public. Further, such assessment is required of any institution which has applied to:
(i) charter a national bank; (ii) obtain deposit insurance coverage for a newly-chartered institution; (iii) establish a new branch office accepting deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

         Under new CRA regulations, effective January 1, 1996, the process-based CRA assessment factors have been replaced with a new evaluation system rating institutions based on their actual performance in meeting community credit needs. The evaluation system used to judge an institution's CRA performance consists of three tests: a lending test; an investment test; and a service test. Each of these tests will be applied by the institution's primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution's capacity and constraints; (iii) the institution's product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders. The new lending test -- the most important of the three tests for all institutions other than wholesale and limited purpose (e.g., credit card) banks -- will evaluate an institution's lending activities as measured by its home mortgage loans, small business and farm loans, community development loans, and, at the option of the institution, its consumer loans.

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

         Institutions having total assets of less than $250 million will be evaluated under more streamlined criteria. The Company and Pioneer Bank are ineligible for these streamlined criteria, but Valley Bank and Pioneer Bank, f.s.b. are currently eligible. In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups. In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

         The interagency CRA regulations provides for an institution evaluated under a given test to receive one of five ratings for that test: outstanding, high satisfactory, low satisfactory, needs to improve, or substantial non-compliance. An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance. Under the agencies' rating guidelines, an institution that receives an "outstanding" rating on the lending test will receive an overall rating of at least "satisfactory", and no institution can receive an overall rating of "satisfactory" unless it receives a rating of at least "low satisfactory" on its lending test. In addition, evidence of discriminatory or other illegal credit practices would adversely affect an institution's overall rating. Under the new regulations, an institution's CRA rating would continue to be taken into account by its primary federal regulator in considering various types of applications. As a result of the Banks' most recent CRA examinations, Pioneer Bank and Valley Bank each have CRA ratings of "satisfactory". Pioneer Bank, f.s.b. has yet to be examined under the interagency CRA regulations.

         The Banks are also subject to, among other laws and regulations, the provisions of the Equal Credit Opportunity Act (the "ECOA") and the Fair Housing Act (the "FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. Based on recently heightened concerns about some prospective home buyers and other borrowers experiencing discriminatory treatment in their efforts to obtain loans, the Department of Housing and Urban Development, the Department of Justice (the "DOJ"), and all of the federal banking agencies in April 1994 issued an Interagency Policy Statement on Discrimination in Lending in order to provide guidance to financial institutions as to what the agencies consider in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has also recently increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

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

RECENT LEGISLATIVE AND REGULATORY CHANGES

         Revisions to the Bank Secrecy Act ("BSA") in 1996 affected numerous issues including suspicious activity reporting, funds transfer record keeping, interim exemption rules, the definition of "exempt persons," and the way banks designate exempt customers.

         The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "EGRPRA"), was enacted in September, 1996. This Act provided arrangements for the recapitalization of the SAIF and regulatory relief for bank holding companies in several significant areas. Bank holding companies who also owned savings associations and were therefore subject to regulation by the OTS as savings and loan holding companies were relieved of such duplicative regulation, and neither future acquisitions of savings associations by bank holding companies nor mergers of savings associations into banks will any longer require application to and approval by the OTS. Acquisitions by well capitalized and well managed bank holding companies of companies engaging in permissible nonbanking activities (other than savings associations) may now be made with only 12 days prior notice to the Federal Reserve (assuming the acquisition does not exceed 10% of the acquiror's risk-weighted assets and the consideration paid does not exceed 15% of Tier 1 capital), and de novo engagement in such activities by such bank holding companies may be commenced without prior notice and with only subsequent notice to the Federal Reserve. The same legislation also gave regulatory relief to banks in regard to corporate governance, branching, disclosure (under the Real Estate Settlement Procedures Act and the Truth in Lending Act) and other operational areas. Recently, the Federal Reserve approved substantial revisions to its Regulation Y simplifying and shortening the acquisition process for bank holding companies. On February 20, 1997, the Federal Reserve adopted, effective April 21, 1997, amendments to its Regulation Y implementing certain provisions of EGRPRA. Among other things, these amendments to Federal Reserve Regulation Y reduces the notice and application requirements applicable to bank and non-bank acquisitions and de novo expansion by well-capitalized and well managed holding companies; expand the list of non-banking activities permitted under Regulation Y and reduce certain limitations on previously permitted activities; and relieve Federal Reserve anti-tying restrictions to allow banks greater flexibility to package products with their affiliates. See - "FDIC Insurance Assessments."

         During 1996, changes were also made to the current system to rate banks. On December 19, 1996, the FFIEC revised the Uniform Financial Institutions Rating System, commonly known as the CAMEL rating system. All agencies began using the new system in January, 1997 for all insured depository financial institutions whose primary federal supervisory agency is represented on the FFIEC (i.e. the Federal Reserve Bank, the Federal Deposit Insurance Corporation, the Office of Comptroller of the Currency, the National Credit Union Administration and the Office of Thrift Supervision). The changes to the rating system include adding a sixth component specifically addressing sensitivity to market risk, increasing the emphasis on the quality of risk management practices of each of the six components, particularly the management component, revising the composite rating definitions and explicitly identifying the risks considered in assigning component ratings.

         Other legislative and regulatory proposals regarding changes in the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Tennessee. The effect of such changes, if any, can not be predicted.

ITEM 2 - PROPERTIES

         The Company, through its subsidiaries, owns or leases buildings used in the normal course of its business. The main offices of the Company at 801 Broad Street, Chattanooga, Tennessee, are located in a 125,000 square-foot office building, owned by the Company. The Company also owns a 54,000 square foot, six story office building adjacent to the main offices, as well as a five story parking facility with approximately 22,500 square-feet of rental space located across the street. The book value of these three facilities was $4.8 million as of December 31, 1997. No property owned by the Company is subject to a mortgage.

         As of December 31, 1997, the net book value of the Pioneer Bank's branch facilities was $5.1 million. Pioneer Bank's 22 branches are mostly stand-alone commercial buildings. All of them are located within Hamilton County, Marion County and Sequatchie County, Tennessee. The average size of each branch is approximately 3,000 square feet. Pioneer Bank leases two facilities located in two area shopping malls and leases one facility located inside the Wall-Mart store in Kimball, Tennessee. All of the leases have remaining terms of less than five years and certain of these leases may have renewal options. Pioneer Bank has one new branch awaiting regulatory approval. It will be located in the Wall-Mart/Gunbarrel store in Chattanooga, Tennessee. As of December 31, 1997, Valley Bank's nine branch facilities had a book value of $2.8 million whereas Valley's 18,000 square foot main office located at 401 North Main Street, Sweetwater, Tennessee had a book value of $2.0 million. Valley Bank opened a tenth branch in Decatur, Tennessee in Meigs County subsequent to year end, but has no immediate construction plans for any additional branches in 1998. Valley Bank branches are approximately 3,000 square feet in size. As of December 31, 1997, the book value of Pioneer Bank, f.s.b.'s branch office was $724,415. Pioneer Bank, f.s.b. leases the Dalton facility and owns the Ringgold Road branch which has a land lease from the holding company. All leases have remaining terms of less than five years and certain of these leases may have renewal options. Pioneer Bank, f.s.b. is scheduled to open a new facility on Highway 2A in Ft. Ogelthorpe, Georgia by the summer of 1998. See Notes to Consolidated Financial Statements for further information with respect to the amounts at which bank premises, equipment and other real estate are carried.

ITEM 3 - LEGAL PROCEEDINGS

         Various claims and lawsuits are pending against the Company and the Banks in the normal course of their business. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, after consultation with legal counsel, those claims and lawsuits, when resolved, should not have a material adverse effect on the consolidated results of operation or financial condition of the Company and its subsidiaries.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders by solicitation of proxies or otherwise during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS

         On May 21, 1996 the Company's Board approved a 2-for-1 stock split, effected in the form of a 100% stock dividend, effective June, 1996. All stock prices, dividends, shares outstanding and earnings per share have been restated to reflect the 100% stock dividend. There is no established or active trading market for the Company's $.01 par value Common Stock, and it is not listed or traded on any securities exchange, Nasdaq or other over-the-counter market. The following table sets forth, based primarily upon the limited trading information available from a Southeast regional brokerage company which makes a market in the Company's Common Stock, the high and low stock prices of shares of Common Stock during each quarter of the last two years. This information may not reflect all trades or the actual or market value of shares of the Company's Common Stock.

         The table also sets forth the dividends paid per share of Common Stock for each quarter of the last two years.

                                               High                        Low                     Dividend
                                               ----                        ---                     --------
1997:
         First Quarter                        $ 39.00                    $ 37.00                    $ .2300
         Second Quarter                         41.00                      39.00                      .2300
         Third Quarter                          44.00                      41.00                      .2300
         Fourth Quarter                         45.00                      44.00                      .2300
1996:
         First Quarter                        $ 35.00                    $ 33.50                    $ .2175
         Second Quarter                         35.00                      35.00                      .2175
         Third Quarter                          36.00                      35.00                      .2175
         Fourth Quarter                         37.00                      36.00                      .2175

         As of February 16, 1998, there were approximately 804 holders of record of the Company's Common Stock.

         The Company expects its practice of paying quarterly dividends on its Common Stock will continue, although future dividends will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.

ITEM 6 - SELECTED FINANCIAL DATA

         The following table presents selected historical financial information for the Company. The financial data in the table reflects the financial position of the Company for the five years ended December 31, 1997. The financial data in the following table is derived from the historical financial statements of the Company and is adjusted to reflect the 2 for 1 stock split effected in the form of a 100% stock dividend in 1996. All prior period financial statement data for the fiscal years ended December 31, 1993 to December 31, 1995 has been restated to reflect the pooling of interests method of accounting used for the Sweetwater Valley Corp. merger that occurred in 1995. This information should be read in conjunction with the historical financial statements and the notes thereto of the Company set forth in Item 8 of this Report.

                                                           1997        1996        1995         1994         1993
                                                         --------    --------    --------    ---------     --------
               (in thousands, except per share data)

            Gross interest income                        $ 67,236    $ 56,964    $ 48,973   $   40,164     $ 37,631
            Gross interest expense                         30,199      26,254      22,983       14,869       13,307
                                                         --------    --------    --------    ---------     --------
            Net interest income                            37,037      30,710      25,990       25,295       24,324
            Provision for loan losses                       3,609       1,097         618        1,457          941
                                                         --------    --------    --------    ---------     --------
            Net interest income after provision            33,428      29,613      25,372       23,838       23,383
            Noninterest income                              9,872       8,178       6,982        6,772        6,301
            Noninterest expense (1)                        29,373      25,740      22,848       19,472       18,825
                                                         --------    --------    --------    ---------     --------
            Pretax income                                  13,927      12,051       9,506       11,138       10,859
            Income tax provision                            4,165       3,054       2,424        3,079        3,062
            Cumulative effect of change
               in accounting principle                         --          --          --           --        1,297
                                                         --------    --------    --------    ---------     --------
            Net income                                   $  9,762    $  8,997    $  7,082    $   8,059     $  9,094
                                                         ========    ========    ========    =========     ========

            PER COMMON SHARE DATA:
               Income before cumulative effect of
                  change in accounting principle         $   2.60    $   2.39    $   1.88    $    2.15     $   2.08
               Cumulative effect of change
                  in accounting principle                      --          --          --           --         0.35
                                                         --------    --------    --------    ---------     --------
               Net income                                    2.60        2.39        1.88         2.15         2.43
               Diluted Net Income                            2.60        2.39        1.88         2.15         2.43
               Cash dividends declared                        .92         .87         .83          .80          .76
               Adjustment for FASB 115                       0.28        0.21        0.09        (1.49)        0.16
               Stockholders' Equity (book value),
                  end of period                             26.57       24.98       23.31        20.72        21.06

            BALANCE SHEET DATA:
               Loans, net of unearned income             $649,758    $523,253    $421,503     $335,910     $287,034
               Earning assets                             874,203     776,983     714,646      610,746      582,982
               Assets                                     956,890     867,240     799,268      695,543      632,554
               Deposits                                   748,421     692,567     662,095      575,249      535,620
               Stockholders' equity                        99,916      93,923      87,625       77,905       79,193
               Common shares outstanding                    3,760       3,760       3,760        3,760        3,760

            AVERAGE BALANCE SHEET DATA:
               Loans, net of unearned income             $583,698    $468,686    $367,943     $316,904     $263,650
               Earning assets                             828,653     748,077     671,429      600,831      567,826
               Assets                                     911,291     828,615     739,679      666,866      625,902
               Deposits                                   724,113     675,305     613,646      568,190      530,517
               Other Obligations                           19,533       9,430           0            0            0
               Stockholders' equity                        96,039      88,719      83,810       78,317       76,543
               Common shares outstanding                    3,760       3,760       3,760        3,760        3,760

            PERFORMANCE RATIOS:
               Return on average assets                      1.07%       1.09%       0.96%        1.21%        1.45%
               Return on average equity                     10.16%      10.14%       8.45%       10.29%       11.88%
               Net interest margin, taxable equivalent       4.70%       4.38%       4.18%        4.55%        4.48%
               Equity to total assets at year end           10.44%      10.83%      10.96%       11.20%       12.52%
               Dividend payout                              35.43%      36.40%      40.23%       37.32%       31.42%

            CAPITAL RATIOS:
               Average equity to average assets             10.54%      10.71%      11.33%       11.74%       12.23%

(1) On December 1, 1995, the Company issued 959,912, adjusted for the 2-for-1 stock split, effected as a 100% stock dividend, that occurred in June, 1996, shares of its Common Stock in connection with the consummation of the merger between Sweetwater Valley Corp and Pioneer Banchares, Inc. (the "Merger"). The Company's total assets increased by approximately $170 million via the Merger due to the pooling of interests method of accounting. The pooling of interests method of accounting requires that all costs associated with the Merger be expensed as incurred, i.e. no capitalization. Accordingly, noninterest expense increased 17.3% in 1995 compared to 1994. The material noninterest expenses related to the Merger included legal, accounting and consulting fees. Other factors causing noninterest expense to increase included the following: (i) intangible asset amortization increased $400,000 from 1994 to 1995, due primarily to the core deposit intangible asset created with the purchase of three NationsBank branches in Marion County, Tennessee (the "Marion Purchase");
(ii) $176,000 of post retirement benefit liabilities were expensed as a result of SFAS 106, and: (iii) advertising expense increased $125,000 to accompany the Marion Purchase, to capitalize on a Chattanooga bank competitor's name change and to generally enhance our presence in our communities.

FORWARD-LOOKING STATEMENTS

         Certain written and oral statements made by or on behalf of the Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, unanticipated economic changes, interest rate movements, changes in governmental fiscal, monetary and supervisory policies, deposit levels, loan demand, loan collateral values, securities portfolio values, failure of assumptions underlying the establishment of reserves for loan losses, the possible effects of the year 2000 problem on the Company, including such problems at the Company's vendors, counterparties and customers and the impact of competition. The Company cautions that such factors are not exclusive. Caution should be taken not to place undue reliance on any such forward- looking statements since such statements speak only as of the date of the making of such statements and are based on certain expectations and estimates of the Company which are subject to risks and changes in circumstances that are not within the Company's control.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PIONEER BANCSHARES, INC.

         The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiaries during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and related notes to the consolidated financial statements and the selected financial data presented elsewhere in this Report. The financial data discussed herein reflects the merger of Sweetwater Valley Corp. ("SVC") with and into the Company (the "Merger") in November, 1995, that was accounted for as a pooling of interests. All per share data have been adjusted from 1993 to 1996 for the 2-for-1 stock split, effected as a 100% stock dividend, that occurred in 1996.

SUMMARY

         Net income for 1997 was $9.7 million, an 8.5% increase from the Company's net income of $8.9 million in 1996. Net income for 1996 was $1.9 million or 27% above the 1995 net income of $7.1 million. Net income per common share for 1997 was 8.8% higher than in 1996 and in 1996 was 26.5% higher compared to 1995. Pretax income for 1997 increased $1.9 million or 15.6% from 1996.

         The increase in net income from 1996 to 1997 occurred for the following two principal reasons: increased yields on earning assets and increased interest rate margins. First, the yield on average earning assets rose 46 basis points from 7.89% in 1996 to 8.35% in 1997, whereas the rate paid on average interest bearing liabilities increased by only 13 basis points from 4.30% in 1996 to 4.43% in 1997. Net interest rate margins increased to 4.70% for the twelve months ending December 31, 1997, compared to 4.38% for the same period in 1996.

FINANCIAL CONDITION

Earning Assets

         Average earning assets in 1997 increased $80.6 million or 10.8% over 1996 primarily due to an increase in average loans outstanding. The average earning asset mix continued to change during 1997 with loans at 70%, investment securities at 28% and other earning asset categories at 2%. In 1996, loans were 63%, investment securities 36% and other earning assets 1%. The mix of earning assets during 1997 contributed to the higher yield on earning assets due to the fact that the loan portfolio earned approximately 254 basis points more during 1997 than the investment security portfolio. The mix of earning assets is monitored to anticipate and respond to favorable interest rate movements in an effort to increase the return on earning assets.

Loan Portfolio

         The Company's average loans, net of unearned income, for 1997 were $583.7 million, an increase of $115.0 million or 24.5% over $468.7 million in average loans for 1996. Average loans in 1996 were 27.4% or $100.7 million higher than the average loans were in 1995. From year end 1996 to year end 1997, actual loans outstanding increased 24.2% or $126.5 million from $523.3 million to $649.8 million, respectively. From year end 1995 to year end 1996, actual loans outstanding increased 24.1% or $101.7 million. Loan growth for 1997 was primarily funded through increased deposit growth, prepayments and maturities from the investment portfolio, increases in repurchase agreements and increases in FHLB borrowings. The Company's commercial, financial and agricultural loan category had the best dollar volume increase in 1997 from 1996, with a $62 million or 58.7% increase. This group as a percentage of the loan portfolio also had the largest change from 20% to 25.7%. Real estate construction loans increased $17.3 million or 46.4%, residential real estate mortgage loans increased $33.9 million or 24.6%, commercial real estate mortgage loans decreased $2.9 million or 1.9%, consumer credit cards increased $317,000 or 7.6% , and consumer installment loans increased $15.8 million or 19.5% over the same period. Over the past three years the loan portfolio has been shifting away from commercial real estate lending toward more consumer and residential real estate lending, because the competitive rate environment has reduced the risk/return reward to a minimum.

         The majority of the Company's loan growth from 1996 to 1997 occurred at Pioneer Bank. Outstanding loans, net of unearned income, at Pioneer Bank increased 23.8% or $99.3 million from 1996 to 1997 and increased $81.5 million or 24.4% from 1995 to 1996. During 1997, loans totaling $6.9 million or 1.1% of total loans were transferred to Pioneer Bank, f.s.b. This loan transfer included $1.1 million in commercial, financial and agricultural loans, $2.4 million in residential real estate mortgage loans and $3.4 million in commercial real estate mortgage loans. Loan growth in 1997, net of transfers to Pioneer f.s.b was as follows: the commercial financial and agricultural loans increased 50.5%, real estate construction loans increased 42.8%, residential real estate mortgage increased 17.3%, commercial real estate mortgages increased 1.2%, consumer installment loans increased 25.7% and consumer credit card loans increased 6.1%. Valley Bank's loan portfolio, net of unearned income, increased $16.4 million or 15.2% from 1996 to 1997, and increased $20.0 million or 22.7% from 1995 to 1996. From year end 1996 to year end 1997, the majority of the increase in Valley Bank's loans occurred in real estate construction, residential real estate mortgage, commercial real estate mortgage, and consumer installment loans, resulting in increases of 55.2%, 23.2%, 7.9% and 1%, respectively. Commercial, financial and agricultural loans decreased 4.2%, and consumer credit card loans increased 29.3% from year end 1996 to year end 1997. Pioneer f.s.b's loan portfolio, net of unearned income increased $3.6 million or 52.9% during 1997. In 1997, real estate mortgage loans increased $3.3 million or 36.6%, and consumer installment loans increased $1.4 million.

         Management of the Company sought higher loan growth in 1997 over previous years, while at the same time maintaining high credit quality. In 1995, the economy began to slow and the Federal Reserve decreased interest rates, thus spurring construction and, therefore, real estate construction loans. In 1996, the Federal Reserve generally maintained interest rates at the same levels as in late 1995 which encouraged further growth. In 1997, the national economy continued to generate moderate growth with low inflation. Meanwhile, economic growth for the State of Tennessee and the Chattanooga MSA have been moderate, but Tennessee's home ownership rate is at an historic high. Firm housing affordability and extensive efforts to extend financing to lower income buyers have been principal factors in the rise in residential real estate loans. This trend is reflected in the shift in loan mix, as well as in the growth of the overall portfolio. At the end of the first quarter of 1997, the Federal Reserve increased interest rates 25 basis points and rates remained relatively stable before declining in the late third, and early fourth quarters. The downward trend in rates encouraged refinancing of existing residential mortgage loans and growth in new residential mortgage loans. Non-residential building in Tennessee and the Chattanooga MSA have also been very strong. Spurred by ongoing commercial and hotel projects, as well as single family residential home demand, construction companies are the most active job creators in the state. Demand for office and industrial space remains strong and several of the state's metropolitan areas possess among the tightest office and industrial vacancy rates nationwide. This strength is reflected in the growth in the loan portfolio. Company management will seek additional loan and deposit growth in 1998, but the amount of such growth, if any, will depend upon general economic conditions, including whether or not the Federal Reserve decreases or maintains current interest rate levels. Management anticipates economic conditions to be favorable for continued growth in the loan portfolio through 1998. In addition to overall growth, an emphasis will be placed on the loan portfolio mix among commercial, real estate and consumer loans to enhance the yield of the loan portfolio. For example, the Company has put increased emphasis on increasing consumer loans via consumer credit cards, indirect automobile loans and, through Center, small consumer loans. As the Company strives to increase consumer loans, the threat of increased personal bankruptcies must be considered. Through its credit policies and procedures, Company management believes an increased dollar volume in consumer loans can be achieved without materially increasing the risk of incurring additional loan losses due to personal bankruptcies. In addition, management is committed to providing new products for not only consumer loans, but also real estate and commercial loans. There has not, however, been a concentration in lending to any one industry or segment.

         The Company has not invested in loans to finance highly leveraged transactions ("HLT"), such as leveraged buy-out transactions, as defined by the Federal Reserve and other regulatory agencies. Loans made by a bank for recapitalization or acquisitions (including acquisitions by management or employees) which result in a material change in the borrower's financial structure to a highly leveraged condition are considered HLT loans. The Company had no foreign loans or loans to lesser developed countries as of December 31, 1997.

         The Loan Portfolio table shows the classifications of loans by major category at December 31, 1997, and for each of the preceding four years. The second table shows maturities of certain loan classifications and an analysis of the rate structure for such loans due in over one year.

                                 LOAN PORTFOLIO
                                 (in thousands)

Year Ending
December 31,             1997                  1996                   1995                   1994                    1993
                 --------------------     ------------------      -----------------     ------------------      ------------------
                              Percent                Percent                Percent                Percent                 Percent
                                 of                     of                     of                     of                      of
                   Amount      Total       Amount     Total       Amount     Total       Amount     Total        Amount     Total
                 --------    --------     -------    -------      ------    -------      ------    --------      ------    --------
Commercial,
 financial and
 agricultural    $167,655       25.74%   $105,641      20.03%    $79,691      18.83%   $ 57,358       17.00%   $ 58,303       20.22
Real estate
 construction      54,624        8.39%     37,324       7.11%     18,671       4.41%     14,843        4.40%     13,669        4.74%
Real estate
 mortgage
   Residential    172,124       26.43%    138,194      26.33%    117,182      27.69%     97,274       28.83%     82,811       28.73%
   Commercial     155,348       23.85%    158,333      30.17%    153,354      36.24%    120,893       35.84%     89,876       31.18%
Consumer
   Credit cards     4,478        0.69%      4,161       0.79%      3,253       0.77%      2,091        0.62%         99        0.03%
   Installment     97,005       14.90%     81,196      15.57%     51,040      12.06%     44,895       13.31%     43,522       15.10%
                 --------      ------    --------     ------     -------     ------     -------      ------     -------      ------
                  651,234      100.00%    524,849     100.00%    423,191     100.00%    337,354      100.00%    288,280      100.00%
                               ======                 ======                 ======                  ======                  ======
Less:
   Unearned
     income         1,476                   1,596                  1,688                  1,443                   1,246
   Allowance for
     loan losses    7,837                   5,758                  5,872                  5,355                   5,371
                 --------                --------               --------               --------                --------
Total loans      $641,921                $517,495               $415,631               $330,556                $281,663
                 ========                ========               ========               ========                ========

              SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY
                             as of December 31, 1997
                                 (in thousands)

                                                                           Rate Structure For Loans
                                                                            Maturing Over One Year
                                                                         ----------------------------
                                             One Year                    Predetermined    Floating or
                             One Year           to          Over Five       Interest       Adjustable
                             or Less        Five Years        Years           Rate            Rate
                             --------        --------        -------        --------        -------
Commercial, financial
   and agricultural          $ 56,581        $ 92,942        $18,132        $ 70,758        $40,316
Real estate                   186,748         182,910         12,438         192,977          2,371
Consumer                       55,195          45,115          1,173          46,288             --
                             --------        --------        -------        --------        -------
      Total                  $298,524        $320,967        $31,743        $310,023        $42,687
                             ========        ========        =======        ========        =======

Investment Portfolio

         The Company's investment securities portfolio decreased 18.5% or $46.5 million from year end 1996 to year end 1997. The average balance of the investment securities portfolio has decreased since 1995 in order to fund loan growth, with the exception of 1995, when there was an increase in funds available for investment resulting from the Marion Purchase. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment securities: "Held to Maturity" and "Available for Sale." Prior to December 1995, management placed only bank-qualified, municipal securities exempt from federal income taxation, as well as non-bank qualified taxable municipal securities in the "Held to Maturity" classification. In December, 1995, management reclassified the municipal securities to "Available for Sale" and various mortgage backed agency securities to "Held to Maturity." The Financial Accounting Standards Board ("FASB") provided all corporations a moratorium from November 15, 1995, to December 31, 1995, to reassess their securities classifications (FASB 115). This window of opportunity allowed the Company to reclassify securities as "Held to Maturity" or "Available for Sale" without "tainting" the investment portfolio. The "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at book value (or at fair value, as of transfer date, if transferred from "Available for Sale" to "Held to Maturity" via the FASB moratorium). As a consequence, with a higher percentage of securities being placed in the "Available for Sale" category, the Company's accounting capital is more volatile than it would be should a larger percentage be placed in the "Held to Maturity" category. Due to the inverse relationship between bond prices and interest rates, as market rates increase, bond prices decrease as does accounting capital on an after tax basis. In a decreasing rate environment, bond prices increase as does capital. Although capital is more volatile, management has discretion, with respect to the "Available for Sale" securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities. The Company intends to continue to categorize all future investment security purchases as "Available for Sale." The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements.

         During 1997, average investment securities decreased $39.8 million or 14.7%. Average investment securities during 1996 decreased $9 million or 3.2% from 1995 average levels. The decrease in securities of $46.5 million as of year end 1996 to year end 1997, consisted primarily of decreasing state and political subdivision obligations by $18.7 million or 23.1% from $80.9 million in 1996 to $62.2 million in 1997.

         During 1997, gross proceeds from investment securities sales were $83.4 million, representing 36.2% of the average portfolio for the year. Net gains associated with the sales were $293,723, which accounted for 3% of noninterest income. Gross proceeds from investment securities sold during 1996 totaled $52.3 million, resulting in a net realized gain of $297,003, representing 3.6% of noninterest income. Although the Company intends to actively administer the investment portfolio and take advantage of market rate fluctuations, management does not believe a disproportionate share of noninterest income will be produced by securities gains. Over the course of 1997, market interest rates on bonds decreased, thus generally enhancing the market values of the investment securities. At year end 1997, gross unrealized gains in the "Available for Sale" portfolio amounted to $2.1 million and unrealized losses amounted to $58,410. Whereas at the same point in time in 1996, the gross unrealized gains in the "Available for Sale" portfolio were $2.3 million and the gross unrealized losses totaled $567,000. At the end of 1997, gross unrealized gains in the "Held-To-Maturity" portfolio were $211,000 and unrealized losses amounted to $20,763. At the year end of 1996, the gross unrealized gains in the "Held To Maturity" portfolio were $29,205 and unrealized losses amounted to $119,265. As of December 31, 1997, the net unrealized security gain, net of tax effect, contributes a $1 million increase in accounting capital or 27.8 cents per share to the Company's common stock book value.

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

                              INVESTMENT PORTFOLIO
                                 (in thousands)


                                                          Years Ended December 31,
                                                  ----------------------------------------
                                                    1997            1996            1995
                                                  --------        --------        --------
Securities Available for Sale:
  U.S. Treasury securities                        $ 39,337        $ 41,574        $ 52,082
  U.S. Agency obligations                           40,740          37,839          46,200
  State and political subdivisions                  62,190          80,855          83,726
  Other securities                                  14,424          31,922          26,961
                                                  --------        --------        --------
       Total Available for Sale Securities         156,691         192,190         208,969
                                                  --------        --------        --------

Securities Held To Maturity:
  U.S. Treasury securities                               0               0              99
  U.S. Agency obligations                           48,396          59,409          77,940
  State and political subdivisions                       0               0               0
  Other securities                                       0               0               0
                                                  --------        --------        --------
        Total Held to Maturity Securities           48,396          59,409          78,039
                                                  --------        --------        --------
Total Securities                                  $205,087        $251,599        $287,008
                                                  ========        ========        ========

         The maturities and weighted average yields of the investment securities portfolio at the end of 1997 are presented in the following table using primarily the stated maturities excluding the effects of prepayments. The total mortgage backed securities for 1997 and 1996 were $32.2 million and $33.1 million, respectively. As of December 31, 1997, the average expected life was
1.9 years. The average expected life of the total investment security portfolio at December 31, 1997, was 3.1 years with an average tax equivalent yield of 6.46%. Taxable equivalent adjustments, using a 34 percent tax rate, have been made in calculating yields on tax-exempt obligations.

     As of December 31, 1997, except for the U.S. Government and its agencies, there was not any issuer who represented 10% or more of shareholders' equity within the investment portfolio.

         During 1997, average federal funds sold increased $5.3 million or 60.8% from 1996 levels. Whereas, from 1995 to 1996, average federal funds sold decreased $14.4 million or 62.2%. These short-term investments constituted $14.1 million or 1.7% of average earning assets in 1997 and $9 million or 1.2% in 1996. The increase in 1997 is due primarily to an increase in deposits and other borrowings to fund future loan growth rather than short-term investments. Management expects the average balance in federal funds sold to decrease in 1998 from the average in 1997 subject to growth in the loan portfolio.

         The balance of interest earning deposits held with other banks was $528,417 at year-end 1997 and $495,617 at year end 1996. These assets account for less than 1% of total earning assets.

                     INVESTMENT PORTFOLIO MATURITY SCHEDULE
                               Securities Maturing
                             as of December 31, 1997
                                 (in thousands)

                                                  After One Year       After Five Years
                               Within One           But Within            But Within             After Ten
                                  Year              Five Years             Ten Years               Years
                           -----------------   ------------------   -------------------   ------------------
                             Amount    Yield    Amount      Yield    Amount       Yield    Amount      Yield
                            -------    -----   -------      -----   -------       -----   -------      ----
Securities Available for
Sale:
  U.S. Treasury
    securities              $20,048    5.94%   $19,289      6.10%        --         --         --        --
  U.S. Agency obligations     4,991    5.97%    16,074      6.03%   $ 2,013       6.09%   $17,662      6.05%

  State and political
     subdivisions             5,570    6.97%    25,107      6.66%    24,060       6.74%     7,453      6.57%
  Other                       4,321    7.67%     5,894      7.97%       104       7.74%     4,105      7.81%
                            -------            -------              -------               -------
       Total AFS
         Securities          34,930    6.37%    66,364      6.46%    26,177       6.69%    29,220      6.43%
                            -------            -------              -------               -------

Securities Held To
  Maturity:
  U.S. Treasury
    securities                   --                 --                   --         --         --        --
  U.S. Agency obligations    24,941    7.16%    10,486      6.08%     8,447       6.04%     4,522      5.64%
  State and political
     subdivisions                --                 --                   --                    --
  Other                          --                 --                   --                    --
                            -------            -------              -------               -------
      Total HTM
        Securities           24,941    7.16%    10,486      6.08%     8,447       6.04%     4,522      5.64%
                            -------            -------              -------               -------
   Total Securities         $59,871    6.67%   $76,850      6.41%   $34,624       6.53%   $33,742      6.32%
                            =======            =======              =======               =======


Deposits and Short-term Borrowings

         The Company's average deposits and short-term borrowings increased $74 million or 10.1% from 1996 to 1997. Within this growth, average interest bearing liabilities increased $70.9 million or 11.6%, while average noninterest bearing deposits increased $3.1 million or 2.6%. Average deposits and short-term borrowings increased $82.2 million or 12.7% from 1995 to 1996. Within this growth, average interest bearing liabilities increased $73.9 million or 13.8%, while average noninterest bearing deposits increased $8.2 million or 7.3%. The majority of the growth since 1995 reflects the Company's strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth. Management remains dedicated to pursuing various avenues to develop its deposit base through product enhancements, improved customer service, employee education regarding cross selling bank products and services, and deposit acquisitions such as the Marion Purchase,

         For Pioneer Bank, average interest bearing transaction deposits and average savings deposits, increased 11.1% and 21.6%, respectively, from 1996 to 1997, and increased 3.73% and 11.76%, respectively from 1995 to 1996. The largest dollar growth in average deposits at Pioneer Bank during 1997 occurred in savings deposits and certificates of deposit over $100,000. For 1997, average savings deposits increased $15.3 million or 21.8% and certificates of deposit over $100,000 increased $14.7 million or 33.3%. The growth during 1997 occurred due to ongoing promotional efforts and special rates introduced for limited time periods.

         Valley Bank experienced an increase in average interest bearing transaction deposits of 10.6% and a slight decrease in average savings deposits of 3.9%, respectively, from 1996 to 1997, and had slight increases of 2.5% and 2.7%, respectively from 1995 to 1996. The largest growth in average deposits at Valley Bank during 1997 occurred in investment certificates of deposit under $100,000 and interest demand accounts. For 1997, average certificates of deposit under $100,000 increased $9.5 million or 15.2% and interest demand accounts increased $2.2 million or 12.6%. The growth during 1997 occurred due to special rates with ongoing promotions.

         Since September, 1997, when Pioneer Bank, f.s.b. began operations, there has been an increase of $560,000 in interest demand balances, and an increase of $528,000 in savings balances. There were no balances in these accounts when Pioneer Bank, f.s.b. began operations. Certificates of less than $100,000 increased $714,000 or 8.9% since beginning operations. Approximately $8.7 million of certificates less than $100,000 were initially transferred to Pioneer Bank, f.s.b. from Pioneer in October, 1997. Total deposits at Pioneer Bank, f.s.b. as of December 31, 1997, was $15.3 million or $6.5 million more than were transferred from Pioneer in October, 1997. This deposit growth represents an increase of 74% in three months.

         From year end 1996 to year end 1997, total deposits and other borrowings of the Company increased $80.9 million or 10.6%. The largest portion of the growth during 1997 was in FHLB borrowings increasing $28 million or 280%. From year end 1996 to year end 1997, interest bearing transaction deposits and savings accounts increased $12.0 million or 5.2%, certificates of deposit over $100,000 increased $14.5 million or 25.8% and other time deposits of less than $100,000 increased $28.2 million or 10.1%. From year end 1996 to year end 1997, noninterest bearing transaction deposits increased $1.1 million or less than 1%.


         From year end 1995 to year end 1996, total deposits and other borrowings of the Company increased $61.9 million or 8.8%. The largest portion of the growth during 1996 was in savings deposits increasing $23.1 million or 26.2%. From year end 1995 to year end 1996, interest bearing transaction deposits increased $2.1 million or 1.8%, certificates of deposit over $100,000 increased $4.6 million or 9% and other time deposits of less than $100,000 increased $2.8 million or 1.0%. From year end 1995 to year end 1996, noninterest bearing transaction deposits decreased $2.2 million or 1.8%.

         Regarding the Company's deposit mix, savings deposits and both interest bearing and noninterest bearing transaction deposits accounted for 49.1% of total average deposits during 1997. For 1996, these relatively low cost deposits equaled 49.2% of all deposits and for 1995 they represented 50.2%. The decrease of 1.0% from 1995 to 1996 reflects the change in customer preferences for higher earning certificates of deposits. The large certificates of deposit, representing 9.8% of the total average deposits in 1997, increased from 8.4% in 1996, and is also higher than the 8.5% level in 1995. For the last three years time deposits under $100,000 have remained stable at 41.1%, 42.4% and 41.3% of average deposits for 1997, 1996 and 1995, respectively. The maturities of the time deposits over and under $100,000 issued by the Company as of December 31, 1997, are summarized in the following table:


                           MATURITIES OF TIME DEPOSITS
                             as of December 31, 1997
                                 (in thousands)

                                                       Over three         Over 1 year
                                  Three months           months             Through          Over
                                     or less        less than 1 year        5 years         5 years
                                  ------------       ---------------      ------------      -------
Certificates of deposit
  over $100,000                    $ 20,471            $ 42,334            $ 7,776            $ 4
Other time deposits
  under $100,000                     93,410             170,986             42,829             16
                                   ========            ========            =======            ===
      Total                        $113,881            $213,320            $50,605            $20
                                   ========            ========            =======            ===

         Borrowed funds consist of short-term borrowings, primarily federal funds purchased, securities sold under agreements to repurchase with our commercial customers and short-term borrowings from the Federal Home Loan Bank. Average federal funds purchased and average securities sold under agreements to repurchase increased $15.1 million or 31.8% in 1997, $11.1 million or 30.8% in 1996 and $19.6 million or 118.3% in 1995. Much of the 1996 and 1997 growth occurred through an emphasis seeking new cash management accounts using commercial repurchase agreements. Average borrowings from the Federal Home Loan Bank increased by $10.1 million or 107.1% in 1997 and $9.4 million in 1996, the initial year of borrowings. The Company has increased its borrowings from the Federal Home Loan Bank to facilitate growth in the loan portfolio.

                             SHORT - TERM BORROWINGS



                                        Maximum                                          Average
                                      Outstanding             Average                    Interest
                                        At Any     Average    Interest    Ending          Rate At
                                       Month End   Balance      Rate      Balance        Year End
                                       ---------   -------    -------    --------         -------
Year Ended December 31,
1997
Federal funds purchased                $  9,200    $ 3,689      5.66%     $    --           5.31%
Securities sold under agreements to
  repurchase                             72,308     58,670      4.30%      60,439           4.37%
Federal Home Loan Borrowings             38,000     19,533      5.59%      38,000           5.58%
                                       --------    -------                -------
  Total Short - Term Borrowings        $119,508    $81,892      4.67%     $98,439           4.84%
                                       ========    =======                =======

1996
Federal funds purchased                $ 20,300    $ 3,444      5.63%     $13,500           5.93%
Securities sold under agreements to
  repurchase                             51,254     43,859      4.29%      49,839           4.21%
Federal Home Loan Borrowings             10,000      9,430      5.44%      10,000           5.44%
                                       --------    -------                -------
  Total Short - Term Borrowings        $ 81,554    $56,733      4.56%     $73,339           5.69%
                                       ========    =======                =======

Capital Resources

         The Company's stockholders' equity increased $6.0 million or 6.4% to $99.9 million as of December 31, 1997, compared with $93.9 million at the end of 1996, and $87.6 million at year end 1995. Retention of earnings and unrealized appreciation on securities "Available for Sale" accounted for all the increases in stockholders' equity during 1997. The growth in stockholders' equity in 1997 was slowed somewhat by an increase in the payment of $3.5 million in dividends on the Company's Common Stock and purchases of $1.2 million in treasury stock by the Company.

         Unrealized appreciation of investment securities "Available for Sale" accounted for an increase of $238,014 in stockholders' equity as of December 31, 1997. Excluding the securities "Available for Sale" adjustment, stockholders' equity was $98.9 million as of year end 1997, compared to $93.1 million for 1996, an increase of $5.8 million or 6.2%.

         Dividends of $3.5 million were declared on the Company's Common Stock in 1997, an increase of $187,995 or 5.8% from 1996. The 1997 annual dividend per common share was $.92 as compared to $.87 in 1996 adjusted for the 2 for 1 stock split in June, 1996. The dividend payout ratio for 1997, defined as common dividends declared as a percentage of net income available to common stockholders, was 35.4% in 1997 compared to 36.4% and 40.2% for 1996 and 1995, respectively. The Company presently intends to continue a dividend payout similar to the historical levels, subject to declaration by the Board of Directors.

         The Company owned 29,479 shares of treasury stock accounted for at $1.1 million as of year end 1997 and 15,269 shares of treasury stock accounted for at $558,784 as of year end 1996. The shares are recorded on the balance sheet using the cost method for both dates. The treasury stock will generally be available for the Company's Employee Stock Ownership Plan ("ESOP"), exercises of options and other corporate stock plan purposes.

         No new Common Stock or Preferred Stock was issued by the Company during 1997.

         A strong capital position promotes depositor and investor confidence and provides a foundation for profitability and future growth of the organization. The Company's five-year compound annual growth rate in stockholders' equity of 5.84% was primarily achieved through reinvested earnings.

         Average stockholders' equity as a percentage of total average assets is one measure used to determine capital strength. The ratio of average shareholders' equity to average assets for 1997 was 10.54% compared to 10.71% in 1996 and 11.33% in 1995.


                          RETURNS ON EQUITY AND ASSETS

                                                                Year ending December 31,

                                                     1997                1996              1995
-------------------------------------------------------------------------------------------------
Return on average assets                             1.07%               1.09%              0.96%
Return on average equity                            10.16%              10.14%              8.45%
Common dividend payout ratio                        35.43%              36.40%             40.23%
Average equity to
   average assets ratio                             10.54%              10.71%             11.33%

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

         The Federal Reserve and the FDIC have emphasized the capital standards are supervisory minimums and an institution would be permitted to maintain such minimum levels of capital only if it were rated a composite "one" under the regulatory rating systems for bank holding companies and banks. All other bank holding companies are required to maintain a leverage ratio of 3% plus at least 1% to 2% of additional capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The Federal Reserve continues to consider a "tangible Tier 1 leverage ratio" in evaluation proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital, to total average assets less all intangibles. The percentage ratios for the Company, as calculated under the guidelines, were 12.91% and 13.99% for Tier 1 and Tier 2, respectively, at year-end 1997. The tangible Tier 1 leverage ratio for the Company in 1997 was 10.29%. The regulatory capital ratios of the Company currently exceed the minimum ratios of 5% leverage capital, 6% Tier 1 and 10% Tier 2 required in 1997 for "well capitalized" banks as defined by federal regulators. The Federal Reserve Board has not advised the Company of any specific minimum leverage ratio applicable to it. See "Supervision and Regulation - Capital"

         The following table sets forth the regulatory capital calculations of the Company and its subsidiaries on a consolidated basis as of December 31, 1997, 1996 and 1995, calculated in accordance with the applicable requirement of the Federal Reserve in effect on such date:

                         RISK BASED-CAPITAL CALCULATION
                                 (in thousands)

                                                                           December 31,
                                         -----------------------------------------------------------------------------------
                                                    1997                       1996                        1995
                                         -----------------------------------------------------------------------------------
Stockholders' Equity                     $ 99,916        10.44%      $ 93,923        10.83%      $ 87,625         10.96%
                                         ===================================================================================

Regulatory capital
Tier 1 risk based:
       Actual                            $ 93,156        12.91%      $ 86,667        13.86%      $ 80,042         14.77%
       Minimum required                    28,866         4.00%        25,012         4.00%        21,680          4.00%
                                         -----------------------------------------------------------------------------------
       Excess above minimum              $ 64,290         8.91%      $ 61,665         9.86%      $ 58,362         10.77%
                                         ===================================================================================

Total risk based:
       Actual                            $100,993        13.99%      $ 92,425        14.78%      $ 85,914         15.85%
       Minimum required                    57,732         8.00%        50,023         8.00%        43,360          8.00%
                                         -----------------------------------------------------------------------------------
       Excess above minimum              $ 43,261         5.99%      $ 42,402         6.78%      $ 42,402          7.85%
                                         ===================================================================================

Leverage:
       Actual                            $ 93,156        10.29%      $ 86,667        10.55%      $ 80,042         10.93%
       Minimum required                    27,167         3.00%        24,651         3.00%        21,972          3.00%
                                         -----------------------------------------------------------------------------------
       Excess above minimum              $ 65,989         7.29%      $ 62,016         7.55%      $ 58,070          7.93%
                                         ===================================================================================
Total risked based assets                $721,655                    $625,289                    $541,998
Total average assets                     $911,291                    $828,165                    $739,679
Total assets                             $956,890                    $867,240                    $799,268
Total intangible assets                  $  5,716                    $  6,450                    $  7,271



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

         The primary function of asset/liability management is not only to assure adequate liquidity in order for the Company to meet the needs of its customer base, but to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities so the Company can profitably deploy its assets. Both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

         The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and maturities of investment securities. Real estate and commercial, financial and agricultural loan payments are becoming an increasingly important source of liquidity for the Company as this portfolio continues to grow. Total loans, less unearned income, maturing in one year or less amounted to $297.9 million or 45.8% of the total loan portfolio at December 31, 1997. Investment securities maturing in the same time frame totaled $59.9 million or 29.2% of the investment securities portfolio at year-end 1997.

Additional sources of liquidity are the investments in federal funds sold and prepayments from the mortgage backed securities from the investment portfolio.

         The liability portion of the balance sheet provides liquidity through various customers' interest bearing and noninterest bearing deposit accounts. Securities sold under agreements to repurchase and other short-term borrowings, including advances from the Federal Home Loan Bank of Cincinnati, are additional sources of liquidity and basically represent the Company's incremental borrowing capacity. These sources of liquidity are short-term in nature and are used as necessary to fund asset growth and meet short-term liquidity needs. At year-end 1997, the Company held $24.1 million of additional securities available for pledging as repurchase agreements and had $70 million of federal funds purchased lines available and unused.

Interest Rate Sensitivity Management

         Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on repricing relationships of assets and liabilities during periods of changes in market interest rates. Interest rate sensitivity with a view to maintaining a mix of assets and liabilities that respond to changes in interest rates within an acceptable time frame, thereby managing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities that are subject to repricing at various time horizons. The differences are interest sensitivity gaps: three months or less, three to twelve months, one to five years, over five years and on a cumulative basis. The following table shows interest sensitivity gaps for these different intervals as of December 31, 1997 and 1996.

         The allocations used for the interest rate sensitivity report below were based on the maturity schedules for the loans and deposits and the duration schedules for the investment securities. Federal funds sold and purchased and agreements to repurchase were allocated to the three month category. The Federal Home Loan Borrowings were allocated according to their respective maturity dates. All other interest bearing deposits were allocated 15% to the three month category, 20% to the less than one year category, 45% to the less than five year category and the remainder to the over 5 year category. As shown in the following table, as of December 31, 1997, 67% of the Company's interest bearing liabilities will reprice within a year compared to 43% of all interest earning assets for the same period. Accordingly, if interest rates increase suddenly, rates on liabilities will increase faster than interest bearing assets, in the less than one year period, and the net interest margin will be adversely affected. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. This is referred to as basis risk and, generally, relates to the possibility that the repricing characteristics of short-term assets tied to the Company's prime lending rate are different from those of short-term funding sources such as certificates of deposit.

         Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis report. Prepayments may have significant effects on the Company's net interest margin. Because of these factors and in a static test, interest sensitivity gap reports may not provide a complete assessment of the Company's exposure to changes in interest rates. Management utilizes computerized interest rate simulation analysis to determine the Company's interest rate sensitivity. The table below indicates the Company is in a liability sensitive gap position for the first year, then moves into an asset sensitive position. Overall, due to the factors cited, current simulation results indicates a relatively low sensitivity to parallel shifts in interest rates. A liability sensitive company will generally benefit from a falling interest rate environment as the cost of interest bearing liabilities falls faster than the yields on interest bearing assets, thus creating a widening of the net interest margin. Conversely, an asset sensitive company will benefit from a rising interest rate environment as the yields on earning assets rise faster than costs of interest bearing liabilities. Management also evaluates economic conditions, the pattern of market interest rates and competition to determine the appropriate mix and repricing characteristics of assets and liabilities required to produce a targeted net interest margin.

                       INTEREST RATE SENSITIVITY ANALYSIS
                               as of December 31,
                                 (in thousands)

                                                Over 3       Over 1
                                                Months        Year                       Non-
                               3 Months         through      through        Over       Interest
            1997                or less        12 Months     5 Years     five years    Sensitive      Total
------------------------------------------------------------------------------------------------------------
Securities AFS                  $  16,978      $  17,952     $ 66,364     $ 55,397     $      --    $156,691
Securities HTM                        793         24,148       10,486       12,969            --      48,396
Other interest earning
   assets                          19,358             --           --           --            --      19,358
Loans                             240,096         57,764      320,244       31,654            --     649,758
                               -----------------------------------------------------------------------------
   Total earning Assets           277,225         99,864      397,094      100,020            --     874,203
                               -----------------------------------------------------------------------------
Time deposits under 100M           93,410        170,986       42,829           16            --     307,241
CD's over 100M                     20,471         42,334        7,776            4            --      70,585
Other interest bearing
   liabilities                     72,785         84,258      172,611       12,696            --     342,350
                               -----------------------------------------------------------------------------
   Total interest bearing
      liabilities                 186,666        297,578      223,216       12,716            --     720,176
Noninterest bearing sources
   of funds-net                                                                          154,027     154,027
                               -----------------------------------------------------------------------------
Interest sensitivity gap        $  90,559      $(197,714)    $173,878     $ 87,304     $(154,027)    $    --
                               =============================================================================

Cumulative interest
   sensitivity gap              $  90,559      $(107,155)    $ 66,723     $154,027     $       --
Interest sensitivity gap as
   a percentage of total
   earning assets                   10.36%        -22.62%       19.89%        9.99%
Cumulative interest
   sensitivity gap as a
   percentage of
   total earning assets             10.36%        -12.26%        7.63%       17.62%
                               ===================================================

1996
-----------------------------
Securities AFS                  $  20,752      $  14,822     $106,028     $ 50,588     $      --    $192,190
Securities HTM                      1,000          3,054       38,242       17,113            --      59,409
Other interest earning
   assets                           2,131             --           --           --            --       2,131
Loans                              82,983         65,890      285,287       89,093            --     523,253
                               -----------------------------------------------------------------------------
Earning assets                    106,866         83,766      429,557      156,794            --     776,983
                               -----------------------------------------------------------------------------
Time deposits under 100M          103,836        131,617       43,603           --            --     279,056
CD's over 100M                     24,316         25,704        6,066           --            --      56,086
Other interest bearing
   liabilities                     96,529         23,189      151,132       34,385            --     305,235
                               -----------------------------------------------------------------------------
Interest bearing liabilities      224,681        180,510      200,801       34,385            --     640,377
Noninterest bearing sources
   of funds-net                                                                          136,606     136,606
                               =============================================================================
Interest sensitivity gap        $(117,815)     $ (96,744)    $228,756     $122,409     $(136,606)   $     --
                               =============================================================================

Cumulative interest
   sensitivity gap              $(117,815)     $(214,559)    $ 14,197     $136,606     $      --
Interest sensitivity gap as
   a percentage of total
   earning assets                  -15.16%        -12.45%       29.44%       15.75%
Cumulative interest
   sensitivity gap as a
   percentage of
   total earning assets            -15.16%        -27.61%        1.83%       17.58%
                               ===================================================

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

         Net interest income for 1997 increased $6.2 million or 19.0% over 1996, $4.7 million or 16.7% in 1996 over 1995 and $705,000 or 2.6% in 1995 over 1994.
Increased volumes and rates of earning assets account for the increases since 1994. The schedule on pages 42 and 43 provides the detail of changes in interest income, interest expense and net interest income due to changes in volumes and rates.

         Interest income increased $10.2 million or 17.2% in 1997 from 1996, increased $7.9 million or 15.6% in 1996 from 1995, and increased $8.8 million or 20.9% in 1995 from 1994. The 1997 increase in interest income resulted from a 10.8% increase in the volume of average earning assets, as well as by a 46 basis point increase in the average interest rate earned on assets. The largest percentage of growth in average assets occurred in the loan portfolio, $115 million, while the average rate earned on the loan portfolio increased 33 basis points. Through these increases, the loan portfolio produced an additional $12 million or 29.2% in interest income in 1997 over 1996. The yield on the investment security portfolio increased 18 basis points from 6.40% in 1996 to 6.58% in 1997. Although the yield increased, the average volume decreased $39.8 million or 14.7%, and interest income on investment securities decreased $2.1 million or 12.4% from 1996 to 1997. Federal funds sold and other earning assets increased in average volume by $5.4 million or 57.8% from 1996 to 1997, and showed an increase in average rates earned of nine basis points.

         The 1996 increase in interest income resulted from an 11.4% increase in the volume of average earning assets, as well as by a 29 basis point increase in the average interest rate earned on assets. The greatest percentage of growth in average assets occurred in the loan portfolio, $100.7 million, while the average rate earned on the loan portfolio increased 21 basis points. Through these increases, the loan portfolio produced an additional $9.6 million or 30.5% in interest income in 1996 over 1995. The yield on the investment security portfolio decreased five basis points from 6.45% in 1995 to 6.40% in 1996. With the yield declining and the average volume decreasing $9 million or 3.2%, interest income on investment securities decreased $714,000 or 3.9% from 1995 to 1996. Federal funds sold and other earning assets decreased in average volume by $14.1 million or 60.4%, and showed a decrease in average rates earned of 74 basis points.

         Total interest expense increased by $3.3 million or 14.2% in 1996 from 1995, due to an increase in interest bearing liabilities of $74 million or 13.8% and a two basis point increase in the average rate paid on interest bearing liabilities. Interest expense on interest bearing deposits increased $2.4 million or 11.5% as the result of a three basis point increase in rates and a $53.4 million or 10.7% increase in the average volume. The $20.5 million increase in average borrowed funds, (including interest bearing liabilities not classified as deposits), coupled with a 27 basis point decrease in their rates resulted in an $837,000 or 47.9% increase in interest expense for this category.

         The trend in net interest income is commonly evaluated in terms of average rates using the net interest margin and the interest rate spread. The net interest margin, or the net yield on earning assets, is computed by dividing fully taxable equivalent net interest income by average earning assets. This ratio represents the difference between the average yield returned on average earning assets and the average rate paid for all funds used to support those earning assets, including both interest bearing and noninterest bearing sources of funds. The net interest margin increased 32 basis points in 1997 to 4.70%, preceded by a 20 basis point increase in 1996 to 4.38% from 4.18% in 1995. The net cost of funds, defined as interest expense divided by average earning assets, increased 13 basis points to 3.64% in 1997 from 3.51% in 1996. The yield on earning assets increased 46 basis points to 8.35% in 1997 from 7.89% in 1996. Comparing 1996 to 1995, the yield on earning assets rose 29 basis points, while the rate paid on interest bearing liabilities increased two basis points. From 1995 to 1996 the net cost of funds increased nine basis points and the net interest margin increased 20 basis points.

         The interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing sources of funds. The interest rate spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. During recent years, the net interest margins and interest rate spreads have been under intense pressure to maintain historical levels, due in part to tax laws discouraging investment in tax-exempt instruments, intense competition for funds with non-bank institutions and changing regulatory supervision for some financial intermediaries. The pressure was not unique to the Company and was experienced by the banking industry nationwide. As a result of changes in the overall asset and liability mix during 1997 and of the general economic factors, the interest rate spread increased from 1996 to 1997. The net interest rate spread in 1997 increased 33 basis points to 3.92% from the 1996 spread of 3.59%, as the yields earned on earning assets increased faster than the cost of interest bearing liabilities. In 1996, the net interest spread increased from 1995 by 27 basis points.

         See the accompanying schedules entitled "Rate/Volume Variance Analysis" and "Consolidated Average Balances, Interest Income/Expense and Yields/Rates" for more information.

                       THIS PAGE INTENTIONALLY LEFT BLANK

 CONSOLIDATED AVERAGE BALANCES,
  INTEREST INCOME/EXPENSE AND
  YIELDS/RATES
 Taxable Equivalent Basis
             (in thousands)

                                                      ---------------------------------------------------------------------
       Year Ending December 31,                                      1997                                1996
                                                      ---------------------------------------------------------------------
                                                       Average      Income/    Yield/      Average      Income/      Yield/
                                                       Balance      Expense     Rate       Balance      Expense       Rate
                                                      ---------------------------------------------------------------------
               ASSETS
Earning Assets:
   Loans, net of unearned                             $ 583,698     $53,237     9.12%     $ 468,686     $41,218       8.79%
   Investment securities:                               230,340      15,146     6.58%       270,133      17,295       6.40%
   Other earning assets                                  14,615         781     5.34%         9,259         486       5.25%
                                                      ---------------------                --------------------
      Total  earning assets                             828,653      69,164     8.35%       748,078      59,000       7.89%
Allowance for loan losses                                (6,806)                             (5,690)
Cash and other assets                                    89,444                              86,227
                                                      ---------                           ---------
             TOTAL ASSETS                             $ 911,291                           $ 828,615
                                                      =========                           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Liabilities:
   Interest demand                                    $ 124,477       3,362     2.70%     $ 119,119       3,308       2.78%
   Savings                                              106,584       3,426     3.21%        91,871       2,614       2.85%
   Time less than 100,000                               297,658      15,306     5.14%       286,062      14,583       5.10%
   CD's greater than 100,000                             71,048       4,283     6.03%        57,010       3,163       5.55%
   Other Obligations                                     19,533       1,091     5.59%         9,430         513       5.44%
   Federal funds purchased and
     securities sold under agreements to repurchase      62,359       2,731     4.38%        47,303       2,073       4.38%
                                                      ---------------------                --------------------
      Total interest bearing liabilities                681,659      30,199     4.43%       610,795      26,254       4.30%
                                                                    -------                             -------
Net interest spread                                                 $38,965     3.92%                   $32,746       3.59%
                                                                    =======                             =======
Noninterest bearing deposits                            124,346                             121,244
Accrued expenses and other liabilities                    9,247                               7,857
Stockholders' equity                                     96,039                              88,719
                                                      ---------                            --------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                         $ 911,291                           $ 828,615
                                                      =========                           =========
Net yield on earning assets                                                     4.70%                                 4.38%
                                                                                ====                                  ====
Taxable equivalent adjustment:
   Loans                                                            $   130                             $   149
   Investment securities                                              1,798                               1,887
                                                                    -------                             -------
      Total adjustment                                              $ 1,928                             $ 2,036
                                                                    =======                             =======



                                                                                            Growth Rates
                                                                                          Average Balances
---------------------------------------------------------------------------------------  -----------------
        1995                             1994                          1993              One Year   Five Year
----------------------------------------------------------------------------------------
 Average   Income/   Yield/    Average   Income/   Yield/   Average    Income/   Yield/             Compound
 Balance   Expense    Rate     Balance   Expense    Rate    Balance    Expense    Rate   1996-1997  1993-1997
-------------------------------------------------------------------------------------------------------------

$367,943   $31,580   8.58%    $316,904   $25,278   7.98%   $263,650    $21,326   8.09%     24.54%     21.98%
 279,102    18,009   6.45%     267,660    16,296   6.09%    274,938     16,501   6.00%   (14.73)%    (4.33)%
  23,384     1,460   5.99%      16,267       656   4.03%     29,238        933   3.19%     57.85%   (15.92)%
------------------            ------------------           -------------------
 671,429    51,049   7.60%     600,831    42,230   7.03%    567,826     38,760   6.83%     10.77%      9.91%
  (5,550)                       (5,627)                      (5,711)                       19.61%      4.48%
  73,800                        71,662                       63,787                         3.73%      8.82%
--------                      --------                     --------
$739,679                      $666,866                     $625,902                         9.98%      9.85%
========                      ========                     ========

$111,477     3,077   2.76%    $110,052     2,368   2.15%   $107,836      2,363   2.19%      4.50%      3.65%
  83,638     2,395   2.86%      80,506     2,319   2.88%     84,855      2,274   2.68%     16.01%      5.87%
  53,680    12,995   5.12%     235,353     7,956   3.38%    216,459      7,204   3.33%      4.05%      8.29%
  51,826     2,767   5.34%      37,211     1,583   4.25%     29,107      1,101   3.78%     24.62%     24.99%
      --        --     --           --        --     --          --         --     --     107.14%        --

  36,177     1,749   4.83%      16,574       643   3.88%     14,846        364   2.45%     31.83%     43.16%
------------------            ------------------           -------------------
 536,798    22,983   4.28%     479,696    14,869   3.10%    453,103     13,307   2.94%     11.60%     10.75%
           -------                       -------                       -------
           $28,066   3.32%               $27,361   3.93%               $25,453   3.89%
           =======                       =======                       =======
 113,025                       105,068                       92,260                         2.56%      7.75%
   6,046                         3,785                        3,996                        17.69%     23.34%
  83,810                        78,317                       76,543                         8.25%      5.84%
--------                      --------                     --------
                                                                                            9.98%      9.85%
$739,679                      $666,866                     $625,902
========                      ========                     ========
                     4.18%                         4.55%                         4.48%
                     ====                          ====                          ====

           $   129                       $    98                       $   178
             1,947                         1,969                           951
           -------                       -------                       -------
           $ 2,076                       $ 2,066                       $ 1,129
           =======                       =======                       =======

RATE VOLUME VARIANCE REPORT
Taxable Equivalent Basis
            (in thousands)

                                         ------------------------------------------------------------------------
                                                Average Volume           Change in Volume       Average Rate
                                         ------------------------------------------------------------------------
                                                                          1997-    1996-
                                           1997      1996      1995       1996     1995     1997    1996    1995
                                         ------------------------------------------------------------------------
Earning Assets:
   Loans, net of unearned                $583,698  $468,686  $367,943  $115,012  $100,743   9.12%   8.79%   8.58%
   Investment securities:                 230,340   270,133   279,102   (39,793)   (8,969)  6.58%   6.40%   6.45%
   Other earning assets                    14,615     9,259    24,384     5,356   (15,125)  5.34%   5.25%   5.99%
                                         ------------------------------------------------
Total earning assets                     $828,653  $748,078  $671,429  $ 80,575  $ 76,649   8.35%   7.89%   7.60%
                                         ================================================

Interest Bearing Liabilities:
   Interest demand                       $124,477  $119,119  $111,477  $  5,358  $  7,642   2.70%   2.78%   2.76%
   Savings                                106,584    91,871    83,638    14,713     8,233   3.21%   2.85%   2.86%
   Time less than $100,000                297,658   286,062   253,680    11,596    32,382   5.14%   5.10%   5.12%
   CD's greater than $100,000              71,048    57,010    51,826    14,038     5,184   6.03%   5.55%   5.34%
   Other Borrowings                        19,533     9,430        --    10,103     9,430   5.59%   5.44%     --
   Federal funds purchased and
     securities sold under
     agreement to repurchase               62,359    47,303    36,177    15,056    11,126   4.38%   4.38%   4.83%
                                         ------------------------------------------------
Total interest bearing liabilities       $681,659  $610,795  $536,798   $70,864   $73,997   4.43%   4.30%   4.28%
                                         ================================================
Net interest income/net interest
     spread                                                                                 3.92%   3.59%   3.32%
                                                                                            =====================
Net yield on earning assets                                                                 4.70%   4.38%   4.18%
                                                                                            =====================
Net cost of funds                                                                           3.64%   3.51%   3.42%
                                                                                            =====================



                                                                 Variance Attributed To
----------------------------------------------------------------------------------------------------
           Income/ Expense           Variance              1997                        1996
----------------------------------------------------------------------------------------------------
                                  1997-    1996-
   1997       1996      1995      1996     1995   Volume    Rate      Mix    Volume    Rate     Mix
----------------------------------------------------------------------------------------------------
 $53,237    $41,218   $31,580  $12,019   $9,638  $10,489   $1,926   $(396)  $8,855    $ 984   $(201)
  15,146     17,295    18,009   (2,149)   (714)   (2,618)     415      54     (574)    (135)     (5)
     781        486     1,460      295    (974)      286       13      (4)    (794)     (69)   (111)
-----------------------------------------------------------------------------------------------------
  69,164     59,000    51,049   10,164    7,951    8,157    2,354    (346)   7,487      780    (317)
-----------------------------------------------------------------------------------------------------

   3,362      3,308     3,077       54      231      145     (100)      9      212       24      (5)
   3,426      2,614     2,395      812      219      472      384     (44)     235      (9)      (7)
  15,306     14,583    12,995      723    1,588      596      119       8    1,651     (57)      (6)
   4,283      3,163     2,767    1,120      396      847      341     (68)     288      120     (12)
   1,091        513        --      578      513      565       29     (16)     513        0       0

   2,731      2,073     1,749      658      324      659        -      (1)     487     (213)     50
-----------------------------------------------------------------------------------------------------
  30,199     26,254    22,983    3,945    3,271    3,284      773    (112)   3,386     (135)     20
-----------------------------------------------------------------------------------------------------
 $38,965    $32,746   $28,066  $ 6,219   $4,680  $ 4,873   $1,581   $(234)  $4,101    $ 915   $(337)
=====================================================================================================

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

         The economic outlook for Southeastern Tennessee and Northwestern Georgia, where the Company does business, is cautious. Tennessee's economy has slowed moderately reflecting structural changes in the manufacturing industry. The economy in Northwestern Georgia remains strong, due to the large presence of carpet manufacturers who are supplying the strong housing market with new carpet. In the Company's markets, real estate values continue to rise as interest rates eased and housing sales increased. On a regional basis, the economic improvement in these markets has had an effect on most regional bank holding companies and is reflected by stronger asset growth. A continued healthy economy will probably hold the level of net charge-offs and delinquencies for 1998 at or below historical peer group averages. Stable levels of interest rates since early 1997 have facilitated the growth of real estate development and lending. See "Effects of Inflation and Changing Prices" and "Business - Fiscal and Monetary Policy."

         Should the economy continue to grow at a moderate pace, improved property values and commercial developments will enhance the asset quality of the loan portfolio and, therefore, lower the probability for further write-downs, charge-offs and the transfer of currently performing loans to a nonaccrual status in the real estate and commercial loan categories. The mix of loans in the commercial real estate construction and development portfolios are balanced in areas such as office buildings, retail stores, apartment buildings, health care facilities and industrial warehouses. In addition, the Banks' lending review monitors large real estate credits on a continuing basis.

         During recent years, the Company has strengthened its review process of the larger loans in its portfolio and has imposed stricter underwriting standards in order to reduce the effect economic cycles might have on credit quality. Loan review procedures, including such techniques as loan grading, are constantly used by the Company's loan review department in order to ensure potential problem loans are identified early in order to lessen any potentially negative impact problem loans may have on the Company's earnings. Automated loan reports are prepared and used in conjunction with the identification and monitoring of such loans on a monthly basis. Management's involvement continues throughout the process and includes participation in the work-out process and recovery activity. These formalized procedures are monitored internally by the loan review area whose work is supplemented by internal audit, the Company's external audit and regulatory agencies who provide an additional level of review on an annual basis. Such review procedures are quantified in monthly, quarterly and annual reports to senior management and are used in determining whether such loans represent potential losses to the Company. A determination of a potential loss will result in a charge to the provision for loan losses, thereby increasing the allowance for possible loan losses available for the potential risk. Management monitors the entire loan portfolio in an attempt to identify problem loans so credit risks in the portfolio can be timely identified and an appropriate allowance maintained.

         The following table sets forth information with respect to the Company's loans, net of unearned income, and the allowance for loan losses for the five years ended December 31, 1997.

                         SUMMARY OF LOAN LOSS EXPERIENCE
                                 (in thousands)


                                                      1997        1996      1995       1994       1993
                                                   ------------------------------------------------------
Loans, net of unearned income
   Average outstanding during the period           $583,698    $468,686   $367,943   $316,904    $263,650
                                                   =======================================================

Allowance for loan losses:
  Balance at beginning of period                   $  5,758    $  5,872   $ 5,355    $  5,371    $  5,934
Charge-offs:
   Commercial, financial and agricultural               638       1,010        133      1,872         960
   Real estate construction                              --          --         --         --          --
   Real estate mortgage
      Residential                                       190         609         11        293         525
      Commercial                                         --          --         --        353         179
   Consumer credit cards                                117          58         17         --          --
   Consumer installment                               1,147         932        369        386         447
                                                   -------------------------------------------------------
Total Charge-offs                                     2,092       2,609        530      2,904       2,111
                                                   -------------------------------------------------------
Recoveries:
   Commercial, financial and agricultural               167         660        160        898         253
   Real estate construction                              --          --         --         --          --
   Real estate mortgage
      Residential                                        45         432          1        165         111
      Commercial                                         --          --         62        142          --
   Consumer credit cards                                 18           4          6         --          --
   Consumer installment                                 332         302        199        226         243
                                                   -------------------------------------------------------
Total Recoveries                                        562       1,398        428      1,431         607
                                                   -------------------------------------------------------

Net charge-offs                                       1,530       1,211        102      1,473       1,504

Provision charged to income                           3,609       1,097        619      1,457         941
                                                   -------------------------------------------------------
Balance at end of period                           $  7,837    $  5,758   $  5,872   $  5,355    $  5,371
                                                   =======================================================
Net charge-offs to average loans outstanding           0.26%       0.26%      0.03%      0.46%       0.57%
Allowance for loan losses to average loans
   outstanding                                         1.34%       1.23%      1.60%      1.69%       2.04%
Allowance for loan losses to net charge-offs           5.12X       4.75X      57.6X       3.6X        3.6X


         Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing credit risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss reserve. The allowance for possible loan losses increased $2.1 million or 36.1% in 1997, and at year-end was 1.34% of average loans compared to 1.23% at December 31, 1996 and 1.60% at December 31, 1995. The large increase in the provision charged to income was because management wanted to increase the provision for possible loan losses as a percentage of average loans back to its historical levels. As shown in the table below, management determined that at December 31, 1997, approximately 26% of the allowance for loan losses was related to commercial, financial and agricultural loans, 59% was related to real estate loans and 15% was related to consumer installment loans. The allowance allocations for 1997 and 1996 are shown in the following table.

                        ALLOCATION OF LOAN LOSS RESERVE

                                        as of December 31,
                                1997       % Total           1996        % Total
                            ------------------------------------------------------
Commercial, financial
   and agricultural         $2,014,002      25.7%         $1,479,818        25.7%
Real estate                  4,600,074      58.7%          3,385,732        58.8%
Consumer                     1,222,506      15.6%            811,885        14.1%
Unallocated                          -         -%             80,613         1.4%
                            ------------------------------------------------------
           Total            $7,836,582     100.0%         $5,758,048       100.0%
                            ======================================================


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

         Lending officers are responsible for the ongoing review and administration of each particular loan. As such, they make the initial identification of loans which present some difficulty in collection or where circumstances indicate the probability of loss exists. The responsibilities of the lending officers include the collection effort on a delinquent loan. Senior management and the Loan Committee are informed of the status of delinquent and "watch" or problem loans on a monthly basis.

         Senior management reviews the allowance for possible loan losses and makes recommendations to the Loan Committee as to loan charge-offs on a monthly basis. The Banks' policies are generally to discontinue the accrual of interest on loans when payment of principal and interest is 90 days or more in arrears and the loans are otherwise considered non-collectible.

         At December 31, 1997, 1996 and 1995 loans accounted for on a nonaccrual basis were approximately $1.8 million, $1.7 million and $1.2 million respectively, or 0.28%, 0.33% and 0.27% of the total loans, net of unearned income. The balances of accruing loans past due 90 days or more as to principal and interest payments were $2.1 million, $1.1 million and $383,000 at December 31, 1997, 1996 and 1995, respectively.

         The allowance for possible loan losses represents management's assessment of the risks associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for possible loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as the Banks' loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors affecting the allowance for potential credit losses.

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

         In assessing the adequacy of the allowance, management relies predominately on its ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses which must be charged off and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers, senior management and those of bank regulatory agencies who review the loan portfolio as part of the Banks' examination process. A percentage is allocated by loan types, with additional amounts being added for individual problem loans considered to have specific loss potential. While all information available is used by management to recognize losses in the loan portfolio, there can be no assurances future additions to the allowance will not be necessary. Each Bank's Loan Committee reviews the assessments of management in determining the adequacy of the allowance for loan losses.

         The Bank's allowances for possible loan losses is also subject to regulatory examinations and determinations as to adequacy. Their review may take into account such factors as the methodology used to calculate the allowance for possible loan loss reserves and the size of the loan loss reserve in comparison to a group of peer banks identified by the regulators. During its routine examinations of banks, the FDIC has, from time to time, required additions to a bank's provision for possible loan losses and allowances for possible loan losses as the regulators' credit evaluations and allowance for possible loan loss methodology have differed from those of the management of such banks. During the last several years, several large bank holding companies, located in various portions of the United States, have substantially increased their provisions and reserves for loan losses following regulatory examinations. Such regulatory examinations have focused on loan quality, particularly the real estate loan section of the loan portfolio. These large bank holding companies have attempted to reduce the credit risks of real estate lending through maximum loan-to-value requirements as well as systematic cash flow and initial customer credit history analyses.

         Management believes the $7.8 million in the allowance for possible loan losses at December 31, 1997 (1.21% of total outstanding loans, net of unearned income at such date) was adequate to absorb known risks in the portfolio. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the Banks' loan portfolios, and require greater provisions for possible loan losses in the future.

         FASB STATEMENTS NO. 114 AND 118

         The Company adopted FASB Statements No. 114 and No. 118 in the first quarter of 1995. For purposes of these FASB Statements, management maintains the following policy. Impaired loans are divided into two classifications: doubtful and loss. "Doubtful" loans indicate probable loss and are reserved at 50% of outstanding principal regardless of underlying collateral value. If collateral value is less than 50% of principal, then additional specific reserves are allocated. "Loss" loans are deemed uncollectible by management and are reserved at 100% of outstanding principal value. The Company charges-off loans it deems to be uncollectible. The Directors Loan Committee approves all loan charge-offs. The following table details impaired loans:

                                 IMPAIRED LOANS

                                                               December 31,
                                                         -----------------------
                                                            1997         1996
                                                         -----------------------
Principal balance                                        $ 492,004     $ 59,236
Interest income recorded during loan impairment                 --           --
Reserve for potential credit losses                       (247,309)     (29,877)
                                                         -----------------------
Unreserved portion of impaired loans                     $ 244,695     $ 29,359
                                                         =======================
Average principal balance year-to-date                   $  82,658     $ 78,879
                                                         =======================


         Impaired loans are identified according to the two classification methods in the following table:

                                                     December 31,
                                            ----------------------------
                                              1997               1996
                                            ----------------------------
Doubtful loans outstanding                  $475,513            $58,719
Loss loans outstanding                        16,491                517


NONPERFORMING ASSETS

         The Company has policies, procedures and underwriting guidelines intended to assist in maintaining the overall quality of its loan portfolio. The Company monitors its delinquency levels for any adverse trends. Nonperforming assets consist of loans on nonaccrual status, loans renegotiated at more favorable terms than those for similar credits, real estate and other assets acquired in partial or full satisfaction of loan obligations and loans past due 90 days or more.

         Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. Nonperforming loans include loans classified as nonaccrual or renegotiated. The Company's policy generally is to place a loan on nonaccrual status when it is contractually past due 90 days or more as to payment of principal or interest. A loan may be placed on nonaccrual status at an earlier date when concerns exist as to the ultimate collectability of principal or interest. At the time a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed and charged against current earnings. Recognition of any interest after a loan has been placed on nonaccrual is accounted for on a cash basis. Loans contractually past due 90 days or more, well secured or guaranteed by financially responsible third parties and in the process of collection are generally not placed on nonaccrual status.

         Nonperforming assets at December 31, 1997, were $2.6 million, an increase of $243,000 or 10.2% from year-end 1996. At year end 1996 nonperforming assets were $2.4 million an increase of $473,000 or 24.7% more than at year end 1995. The increase in nonperforming assets during 1997 is attributable primarily to consumer indirect auto loans at Pioneer Bank. Interest on nonaccrual loans is stopped when the loan is so categorized. If interest on such loans had been accrued, such income would have approximated $129,894 for 1997, $150,299 for 1996 and $87,311 for 1995.

         During the past few years, the Southeastern region of the country has experienced a general improvement in the real estate loan market. In view of these market conditions, management has closely monitored and will continue to monitor the Company's real estate and commercial loan portfolio during 1998. Particular attention will be focused on those credits targeted by the loan monitoring and review process. Management's continued emphasis is to seek and maintain a relatively low level of nonperforming assets and returning the current nonperforming assets to an earning status.

         At December 31, 1997, nonperforming assets were 0.40% of loans outstanding plus foreclosed real estate held for sale compared to 0.46% for year end 1996 and 0.45% for year end 1995. Loans ninety days past due and still accruing interest as a percentage of total loans was 0.33%, 0.22% and 0.09% for year end 1997, 1996 and 1995, respectively. Although this is an increasing trend the level of charge-offs are well within management's accepted range.

         At December 31, 1997, $1.81 million of nonaccrual loans or 98% of total nonaccrual loans were secured. There were no commitments to lend any additional funds on nonaccrual loans at December 31, 1997. Other foreclosed or repossessed assets taken in consideration of loan amounts due the Company, consisting primarily of repossessed automobiles, are classified in other assets at year-end 1997 and account for less than 1% of total assets. The following table summarizes the Company's nonperforming assets for each of the last five years.

                              NONPERFORMING ASSETS
                                 (in thousands)


Year ending December 31,               1997         1996            1995          1994           1993
                                     ------------------------------------------------------------------
Loans, net unearned income           $649,758     $523,253        $421,503      $335,911       $287,034
                                     ==================================================================
Loans on nonaccrual                  $  1,836     $  1,745        $  1,153        $  921        $ 2,988
Renegotiated loans                         --           --              --            --             --
                                     ------------------------------------------------------------------
   Total nonperforming loans            1,836        1,745           1,153           921          2,988
   Other Nonperforming Assets             107           81               0             0              0
Other real estate                         687          561             761         1,444            777
                                     ==================================================================
   Total nonperforming assets        $  2,630     $  2,387        $  1,914        $2,365        $ 3,765
                                     ==================================================================

Loans 90 days or more past due
   and still accruing                $  2,120     $  1,139        $    383        $  974        $   219

Total nonperforming loans as
   percentage of total loans             0.28%        0.33%           0.27%         0.27%          1.04%

Total nonperforming assets as
   a percentage of total loans
   and OREO                              0.40%        0.46%           0.45%         0.70%          1.31%

Loans 90 days past due as a
   percentage of Total loans             0.33%        0.22%           0.09%         0.29%          0.08%


NONINTEREST INCOME

         Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and profits and commissions earned through credit life insurance sales and other activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in noninterest income. Total noninterest income for 1997 increased $1.7 million or 20.7% compared to 1996. Noninterest income for 1996 showed an increase of $1.2 million or 17.1% from 1995.

                               NONINTEREST INCOME
                                 (in thousands)


                                                                  % Change   % Change
                                        1997     1996     1995    1997-1996  1996-1995
                                      -------------------------   ---------  ---------
Service charge on deposit accounts    $4,652    $4,019   $3,428     15.75%    17.24%
Trust department                       1,625     1,564    1,181      3.90%    32.43%
Net securities gains realized            294       297      211     (1.0)%    40.76%
Other                                  3,301     2,298    2,162     43.65%     6.29%
                                      -------------------------
               Total                  $9,872    $8,178   $6,982     20.71%    17.13%
                                      =========================


         Fee income from service charges on deposit accounts increased $633,000 or 15.75% in 1997 following a $591,000 or 17.2% increase in 1996. Pioneer Bank increased its deposit base, and revised its schedule of account charges, effective at the beginning of the fourth quarter of 1996, resulting in increased service charges for 1997 over 1996. Emphasis on checking account services, appropriate pricing for transaction deposit accounts and fee collection practices for other deposit services will continue to be important factors to increasing noninterest income for future years.

         Trust fees or income from fee-based fiduciary activities increased $61,000 or 3.9% in 1997 compared to the $383,000 or 32.4% increase in 1996.
Assets administered by the Trust Division at December 31, 1997 were $577 million compared to $490 million at the end of 1996 and $415 million at year end 1995. Nonrecurring items of noninterest income include sales of investment portfolio securities. Due to the stable interest rate environment of 1997 and successful investment strategies, the Company realized gains on the sale of investment securities in 1997 of $294,000 compared to $297,000 in 1996. Included in other noninterest income are the gains and losses recognized on the sales of assets such as fixed assets and other real estate owned. These gains and losses amounted to less than $100,000 in 1997, 1996 and 1995.

         Various recurring noninterest income items include bank services such as travelers check fees, safe deposit box fees, fees on letters of credit, origination fees on long term mortgages and fees on sales of mutual funds and annuities. Pioneer Securities, Inc. ("PSI") is a wholly owned subsidiary of Pioneer Bank and had its second year of operation in 1997. Total income for PSI in 1997 was $623,876 and expenses were $611,704, including taxes and inter-company transactions, providing a net income for the year of $12,172. Total income for PSI in 1996 was $471,000 and expenses were $461,000, including taxes and inter-company transactions, providing a net income for the year of $10,000.

NONINTEREST EXPENSE

         Noninterest expense for 1997 increased $3.6 million or 14.1% from 1996, increased $2.9 million or 12.7% in 1996 from 1995. Total salaries and other personnel expenses in 1997 increased $2.2 million or 15.7% from 1996 to a total of $16.1 million at year-end 1997. Salaries in 1996 increased $1.8 million or 14.7% in 1996 from 1995. The increases since 1995 are primarily the result of the addition of approximately 73 full time equivalent employees during 1997 and 25 full time equivalent employees during 1996 and through normal merit pay increases.

         Occupancy and equipment expenses increased by $168,000 or 7.9% to $2.3 million in 1997 following a $579,000 or 37.3% increase in 1996. Occupancy and equipment expense in 1997 increased due to the depreciation related to major computer software and hardware upgrades purchased in 1997 and the expenses related to the new Pioneer Bank branches in Kimball and Dunlap, Tennessee, the new Valley Bank branch in Athens, Tennessee, and the new Pioneer, f.s.b branches in East Ridge, Tennessee and Dalton, Georgia.



                              NONINTEREST EXPENSES
                                 (in thousands)



                                                             % Change    % Change
                             1997        1996        1995    1997-1996   1996-1995
                           -------------------------------   ---------   ---------
Salaries and benefits      $16,142     $13,949     $12,160     15.72%      14.71%
Net occupancy expense        2,297       2,129       1,550      7.89%      37.35%
FDIC insurance                  44           3         679   1299.03%    (99.56)%
Other                       10,890       9,659       8,459     12.74%      14.19%
                           -------------------------------
          Total            $29,373     $25,740     $22,848     14.11%      12.66%
                           ===============================


         FDIC insurance in 1997 increased $41,309 or 1299% from 1996. All other noninterest expenses increased by $1.2 million or 12.7% in 1997, compared to a $1.2 million or 14.2% increase in 1996. The other expenses include, among other items, professional service expenses, bank travel and entertainment expenses, telephone, supplies, postage expense and amortization of intangible assets.

         The primary factor for the increase in noninterest expense was primarily related to continued bank growth in 1996 and 1997. The increase in 1995 was primarily related to the Merger and the Marion Purchase. In 1995, the Marion Purchase created a core deposit intangible of $7.2 million to be amortized over 10 years. The Merger was accounted for as a pooling of interests and, therefore, all merger related costs (i.e. legal, accounting and consulting fees) were expensed as incurred.

FDIC INSURANCE ASSESSMENTS

     Pioneer Bank and Valley Bank, Bank Insurance Fund (the "BIF") members, are subject to FDIC deposit insurance assessments. In May, 1997, the FDIC Board of Directors voted to retain the existing BIF and Savings Association Insurance Fund (the "SAIF") assessment schedules of 0 to 27 basis points (annual rates) for the second semiannual period of 1997. On May 20, 1997, the Board voted to collect on behalf of the Financing Corporation (the "FICO") assessments sufficient to meet the funding requirements of the FICO for the remainder of 1997. The FICO rate on BIF-assessable deposits is 1.26 basis points, on an annual basis, and the rate on SAIF-assessable deposits is 6.30 basis points. The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized the FICO to levy assessments on BIF- and SAIF-assessable deposits, and stipulated that the BIF rate must equal one-fifth the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Under the BIF, each financial institution is assigned into one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned into one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state regulators and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. During the year ended December 31, 1997, Pioneer Bank and Valley Bank paid $26,116 and $18,373, respectively, in BIF deposit insurance premiums, compared to 1996 premiums of $1,500 and $1,680, respectively. Because BIF and SAIF assessments are levied semi-annually, no assessments had been received for Pioneer Bank, f.s.b. as of year-end because Pioneer Bank, f.s.b. did not commence operations until the fourth quarter of 1997. The Company's assessments increased $41,309 or 1299%
from 1996 because the higher rates on the current assessment schedules were not effective until January, 1997. See "Supervision and Regulation - FDIC Insurance Assessments."

INCOME TAXES

         Income tax expense increased $1.1 million or 36.4%, in 1997 from 1996 and increased $629,949 or 25.9% in 1996 from 1995. The effective tax rate as a percentage of pretax income was 29.9% in 1997, 25.3% in 1996 and 25.5% in 1995. These tax rates are lower than the statutory Federal tax rate of 34% primarily due to investments in loans and securities earning interest income exempt from Federal taxation.

         The Company made marginal decreases in the effective tax rate in 1995 and 1996 by increasing the average holdings in tax-free securities in the investment portfolio, but tax-free municipal income decreased by $209,000 in 1997 increasing the effective tax rate. In 1997, the effective tax rate increased to 88% of the statutory Federal tax rate compared to 74% in 1996 and 75% in 1995.

EFFECTS OF ACCOUNTING CHANGES

         FASB Statement Number 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," issued in 1996, establishes financial accounting reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, with the exception of any provisions deferred for implementation by the FASB. The new standard became effective January 1, 1997 and superseded FASB Statement Number 122, "Accounting for Mortgage Service Rights". The standard gives accounting recognition to mortgage servicing contracts similarly prescribed in current accounting rules and extends this recognition to servicing contracts for all types of financial assets. However, FASB 125 eliminates the current distinction between "normal" and "excess" servicing fees and will generally reclassify these cash flows into two new types of assets: (1) "servicing assets" and (2) certain related interest-only financial assets known as "interest-only strips receivable." Furthermore, the standard establishes a new accounting approach for distinguishing transfers of financial assets reported as sales from transfers from those reported as borrowings. The overall effect of the new standard on the financial statements was not material. The FASB subsequently issued Statement 127 "Deferral of The Effective Date of Certain Provisions of FASB Statement No. 125". Statement 127 defers for one year the application of Statement 125 as it relates to transfers of financial assets treated as secured borrowings.

         Statement of Financial Standards No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share ("EPS"). This Standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of income for entities with complex capital structures, and it requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution, and it is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock sharing in the earnings of the entity. This Standard is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Standard requires restatement of all prior-period EPS data presented. Currently, the difference between the Company's basic and fully diluted EPS is less than one percent.

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and the presentation of comprehensive income. Other comprehensive income items are to be classified by their nature and by their related accumulated balances in the appropriate financial statements of a company. Generally, other comprehensive income includes transactions not typically recorded as a component of net income such as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain debt and equity securities. This Standard requires such items be presented with equal prominence on a comparative basis in the appropriate financial statements for fiscal years beginning after December 15, 1997.

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

YEAR 2000 COMPUTER ISSUE

         The Year 2000 problem manifests in computer software and, in certain cases, hardware not equipped to recognize the year change from 1999 to 2000. Much of the software used today was designed with only two digits available for indicating the current year. Thus the year 1998 would be represented as "98". The computer software assumes the first two digits are "19", therefore correctly interpreting "98" as "1998". In the year 2000 the computer software will continue to store the last two digits as "00" and use "19" as the first two digits, however the date will be incorrectly interpreted as "1900". This problem, at its most fundamental level, threatens the integrity of financial information produced by an organization's computer systems, and could undermine the organization's ability to accurately report financial information.

         The federal regulatory agencies have required all financial institutions to resolve their Year 2000 computer software problems by December 31, 1998. In 1997, the Company formalized its "Year 2000 Conversion Action Plan" (the "Plan"). The Plan possesses a sound, systematic and rational process of attaining Year 2000 compliance by December 31, 1998. An independent consulting firm has been engaged to provide a critical review of the Company's Plan and its conversion process. The Company has identified its mission critical systems, both hardware and software, and expects to be substantially Year 2000 compliant by December 31, 1998. The Company expects to spend approximately $1.0 million, over a three year period, to address the Year 2000 problems. As part of its assessment, Company management has been evaluating Year 2000 compliance by its vendors, and to date has not discovered any Year 2000 problems with significant counter-parties it believes are reasonably likely to have a material adverse effect upon the Company. However, the Company has not begun evaluating the effects of the Year 2000 problem on its loan and deposit customers, and no assurance can be given that potential Year 2000 problems at those with whom the Company does business will not occur, and if these occur, consequences to the Company will not be material.

PENDING ACQUISITIONS

         The Company does not have any acquisitions pending, but is regularly engaged in evaluating possible acquisitions.

EFFECTS OF INFLATION AND CHANGING PRICES

         Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In March, 1997, the Federal Reserve increased interest rates 25 basis points in an effort to contain perceived inflationary pressures through monetary policy. Subsequently, the prime rate has remained unchanged, but the long-term rates on the Treasury yield curve have decreased by approximately 125 basis points through year-end as inflation increased only slightly. Inflation affects financial institutions' increased cost of goods and services purchased, the cost of salaries and benefits, occupancy expense, and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely effect liquidity, earnings, and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and can reduce the Bank's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

         Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. This risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods.

         The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The structure of the Company's loan and deposit portfolios is such that a significant decline in the prime rate may adversely impact net market values and interest income. Management seeks to manage this risk through the utilization of various tools, primarily investment securities and FHLB borrowings. The composition and size of the investment portfolio and FHLB borrowing is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time optimizing the yield generated from those portfolios.

         The table below presents in tabular form the contractual balances and the estimated fair value of the Company's on-balance sheet financial instruments at their expected maturity dates as of December 31, 1997. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of December 31, 1997. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows based on management's judgment concerning their most likely runoff or repricing behaviors. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 1997. See "Management's Discussion and Analysis - Balance Sheet Management."



MARKET RISK INFORMATION
  (in thousands)                                                                                              FAIR
                                                       PRINCIPAL AMOUNT MATURING IN:                         VALUE
RATE SENSITIVE ASSETS:             1998       1999       2000       2001       2002    Thereafter   Total     1997
-------------------------------------------------------------------------------------------------------------------
Fixed interest rate loans        $118,654    85,086     68,855     99,471    24,868     31,743    428,677   426,267
Average interest rate                9.10%     9.06%      9.01%      8.97%     9.04%      9.05%      9.04%
Variable interest rate loans     $179,870    33,541      8,159        790       197          -    222,557   222,557
Average interest rate                9.04%     8.98%      8.91%      8.90%     8.75%         -       9.03%
Fixed interest rate securities   $ 57,873    26,921     20,360     15,178     6,909     48,883    176,124   176,314
Average interest rate                6.68%     6.51%      6.34%      6.48%     6.30%      6.33%      6.49%
Variable interest rate
  securities                      $ 1,998      2,990      4,492          -         -     19,483     28,963    28,963
Average interest rate                6.26%     6.16%      6.24%         -         -       6.26%      6.25%
Other interest bearing assets    $ 19,358         -          -          -         -          -     19,358    19,358
Average interest rate                5.46%        -          -          -         -          -       5.46%

RATE SENSITIVE LIABILITIES:        1998       1999       2000       2001      2002    Thereafter   Total     1997
-------------------------------------------------------------------------------------------------------------------
Savings and interest bearing
  checking                       $117,833    23,342     23,342     19,610    19,610     40,174    243,911   243,911
Average interest rate                3.19%     3.05%      3.06%      2.94%     2.75%      2.50%      3.00%
Fixed interest rate time
  deposits                       $296,612    23,300      3,321      8,680     2,170         20    334,103   322,215
Average interest rate                5.66%     5.72%      5.58%      5.38%     5.10%      5.50%      5.65%
Variable interest rate time
  deposits                       $ 30,589    12,566        568          -         -          -     43,723    43,723
Average interest rate                3.98%     3.69%      3.21%                                      3.89%
Fixed rate borrowings            $ 10,000    28,000          -          -         -          -     38,000    38,000
Average interest rate                5.35%     5.66%         -          -         -          -       5.58%
Variable rate borrowings         $ 60,439         -          -          -         -          -     60,439    60,439
Average interest rate                4.37%        -          -          -         -          -       4.37%

ITEM 8- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are set forth in the pages listed below.

PIONEER BANCSHARES, INC. and SUBSIDIARIES
FINANCIAL STATEMENTS

                                                                           Page(s)
                                                                           -------
Report of Independent Accountants .....................................    57
Consolidated Balance Sheets
         as of December 31, 1997 and 1996..............................    58-59
Consolidated Statements of Income
         for the years ended December 31, 1997, 1996, 1995.............    60
Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1997, 1996, 1995.............    61
Consolidated Statements of Cash Flows
         for the years ended December 31, 1997, 1996, 1995.............    62-64
Notes to Consolidated Financial Statements
         December 31, 1997 ............................................    65-85
Quarterly Results (unaudited) .........................................    86

              A TENNESSEE REGISTERED LIMITED LIABILITY PARTNERSHIP

PRIVATE COMPANIES PRACTICE SECTION           MEMBER AICPA DIVISION FOR CPA FIRMS           SEC PRACTICE SECTION


                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Pioneer Bancshares, Inc.
Chattanooga, Tennessee

We have audited the accompanying consolidated balance sheets of Pioneer Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





Chattanooga, Tennessee
January 30, 1998

                    PIONEER BANCSHARES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                                              1997                   1996
          ASSETS
Cash                                      $ 46,344,884           $ 55,434,925
Federal Funds Sold                          18,830,000              1,635,000
                                          ------------           ------------
                                            65,174,884             57,069,925
                                          ------------           ------------

Interest Bearing Deposits in Banks             528,417                495,617
                                          ------------           ------------
Investment Securities -
  Securities Available-for-Sale            156,690,716            192,189,989
  Securities Held-to-Maturity               48,396,477             59,409,004
                                          ------------           ------------
                                           205,087,193            251,598,993
                                          ------------           ------------

Loans                                      651,233,690            524,848,826
  Less:
    Unearned Interest and Loan Fees          1,476,030              1,596,242
    Allowance for Loan Losses                7,836,582              5,758,048
                                          ------------           ------------
                                           641,921,078            517,494,536
                                          ------------           ------------

Premises and Equipment, net                 22,740,334             20,241,720
                                          ------------           ------------

Other Assets                                21,438,310             20,338,719
                                          ------------           ------------

TOTAL ASSETS                              $956,890,216           $867,239,510
                                          ============           ============




    The accompanying notes are an integral part of the financial statements.



                                                            1997               1996
    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities -
  Deposits -
    Noninterest-Bearing Demand                           $126,684,077      $125,529,309
    Interest-Bearing Demand                               132,754,860       120,146,268
                                                         ------------      ------------
                                                          259,438,937       245,675,577
                                                         ------------      ------------

    Savings                                               111,155,719       111,748,510
                                                         ------------      ------------

    Time Deposits -
      Certificates of Deposit of $100,000
        or more                                            70,584,736        56,086,477
      Time Deposits of less than $100,000                 307,241,495       279,056,446
                                                         ------------      ------------
                                                          377,826,231       335,142,923
                                                         ------------      ------------

          Total Deposits                                  748,420,887       692,567,010

  Federal Funds Purchased                                       -            13,500,000
  Securities Sold Under Agreements to Repurchase           60,439,198        49,838,840

  Other Liabilities                                        10,114,173         7,410,193

  Long-Term Debt                                           38,000,000        10,000,000
                                                         ------------      ------------

          Total Liabilities                               856,974,258       773,316,043
                                                         ------------      ------------

Commitments and Contingencies                                     -                 -

Stockholders' Equity -
  Preferred Stock - 1,000,000 shares
    authorized; 0 shares issued                                   -                 -
  Common Stock - $.01 par value - 15,000,000
    shares authorized; 3,759,912 shares issued                 37,600            37,600
  Surplus                                                  64,875,396        64,866,732
  Retained Earnings                                        35,074,447        28,771,470
  Unrealized Appreciation on Securities, net of
    tax of $663,647 for 1997 and $508,902 for 1996          1,044,463           806,449
  Less:  Treasury Stock - 29,479 for 1997 and
    15,269 for 1996, at cost                              (1,115,948)          (558,784)
                                                        ------------       ------------

          Total Stockholders' Equity                      99,915,958         93,923,467
                                                        ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $956,890,216       $867,239,510
                                                        ============       ============


                    PIONEER BANCSHARES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                 1997                     1996                   1995
INTEREST INCOME
  Loans                                                      $53,107,207              $41,069,425            $31,572,245
  Investment Securities -
    U.S. Treasury                                              2,775,826                2,832,786              2,936,475
    U.S. Government Agencies                                   5,409,927                6,481,897              8,083,917
    States and Political Subdivisions                          3,516,996                3,998,347              4,049,060
    Other                                                      1,645,170                2,095,404                871,748
  Federal Funds Sold                                             781,231                  485,909              1,459,781
                                                             -----------              -----------            -----------
    Total Interest Income                                     67,236,357               56,963,768             48,973,226
                                                             -----------              -----------            -----------
INTEREST EXPENSE
  Interest-Bearing Demand Deposits                             3,361,830                3,308,271              3,076,817
  Savings Deposits                                             3,425,914                2,613,680              2,395,598
  Time Deposits of Less Than $100,000                         15,306,433               14,583,063             12,994,655
  Certificates of Deposit of $100,000 or more                  4,283,493                3,162,849              2,767,116
  Other                                                        3,821,471                2,586,455              1,748,692
                                                             -----------              -----------            -----------
    Total Interest Expense                                    30,199,141               26,254,318             22,982,878
                                                             -----------              -----------            -----------
  NET INTEREST INCOME                                         37,037,216               30,709,450             25,990,348
  Provision for Loan Losses                                    3,609,263                1,097,000                618,500
                                                             -----------              -----------            -----------
    Net Interest Income After
      Provision for Loan Losses                               33,427,953               29,612,450             25,371,848
                                                             -----------              -----------            -----------
NONINTEREST INCOME
  Trust Department                                             1,625,036                1,563,925              1,181,175
  Service Charges on Deposit Accounts                          4,651,648                4,018,786              3,428,139
  Net Securities Gains                                           293,723                  297,003                211,065
  Other                                                        3,301,574                2,298,675              2,161,689
                                                             -----------              -----------            -----------
    Total Noninterest Income                                   9,871,981                8,178,389              6,982,068
                                                             -----------              -----------            -----------
NONINTEREST EXPENSES
  Salaries and Employee Benefits                              16,142,394               13,948,685             12,160,404
  Net Occupancy                                                2,297,421                2,129,070              1,550,486
  Other                                                       10,933,057                9,662,055              9,136,980
                                                             -----------              -----------            -----------
    Total Noninterest Expenses                                29,372,872               25,739,810             22,847,870
                                                             -----------              -----------            -----------

INCOME BEFORE INCOME TAXES                                    13,927,062               12,051,029              9,506,046

  Income Tax Provision                                         4,164,966                3,054,182              2,424,233
                                                             -----------              -----------            -----------

NET INCOME                                                   $ 9,762,096              $ 8,996,847            $ 7,081,813
                                                             ===========              ===========            ===========

BASIC NET INCOME PER SHARE                                   $      2.60              $      2.39            $      1.88
                                                             ===========              ===========            ===========

DILUTED NET INCOME PER SHARE                                 $      2.60              $      2.39            $      1.88
                                                             ===========              ===========            ===========



    The accompanying notes are an integral part of the financial statements.

                    PIONEER BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                                           UNREALIZED
                                                                                          APPRECIATION
                                   COMMON       STOCK                       RETAINED     (DEPRECIATION)    TREASURY
                                   SHARES       AMOUNT       SURPLUS        EARNINGS      ON SECURITIES      STOCK
BALANCE - December 31, 1994       1,879,956    $18,800     $64,727,548    $18,812,602     $(5,591,295)   $   (62,618)
Net Income                                                                  7,081,813
Cash Dividends                                                             (2,848,668)
Net Changes in Unrealized
  Appreciation on Securities                                                                5,903,139
Purchase of 15,956 Shares of
  Treasury Stock, at cost                                                                                   (416,162)
                                  ------------------------------------------------------------------------------------
BALANCE - December 31, 1995       1,879,956     18,800      64,727,548     23,045,747         311,844       (478,780)
Net Income                                                                  8,996,847
100% Stock Dividend               1,879,956     18,800         (18,800)
Cash Dividends                                                             (3,271,124)
Net Changes in Unrealized
  Appreciation on Securities                                                                  494,605
Purchase of 32,298 Shares of
  Treasury Stock, at cost                                                                                 (1,169,819)
Issuance of 35,943 Shares of
  Treasury Stock                                               157,984                                     1,089,815
                                  ------------------------------------------------------------------------------------
BALANCE - December 31, 1996       3,759,912     37,600      64,866,732     28,771,470         806,449       (558,784)
Net Income                                                                  9,762,096
Cash Dividends                                                             (3,459,119)
Net Changes in Unrealized
  Appreciation on Securities                                                                  238,014
Purchase of 31,563 Shares of
  Treasury Stock, at cost                                                                                 (1,193,053)
Issurance of 17,353 Shares of
  Treasury Stock                                                 8,664                                       635,889
                                  ------------------------------------------------------------------------------------
BALANCE - December 31, 1997       3,759,912    $37,600     $64,875,396    $35,074,447     $ 1,044,463    $(1,115,948)
                                  ====================================================================================


    The accompanying notes are an integral part of the financial statements.

                    PIONEER BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                1997             1996            1995
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Interest Received                        $  66,509,478    $  56,696,210   $  47,744,035
  Noninterest Income Received                  9,144,385        7,800,624       6,784,656
  Interest Paid                              (28,922,101)     (26,964,352)    (19,975,569)
  Cash Paid to Suppliers and
    Employees                                (25,048,362)     (21,104,588)    (20,375,798)
  Income Taxes Paid                           (5,141,177)      (4,232,414)     (2,527,825)
                                           -------------    -------------   -------------

       NET CASH PROVIDED BY
         OPERATING ACTIVITIES                 16,542,223       12,195,480      11,649,499
                                           -------------    -------------   -------------
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Net Increase in Loans                     (128,491,162)    (103,593,560)    (85,748,513)
  Purchase of Premises and Equipment          (5,235,248)      (6,088,571)     (4,065,769)
  Proceeds from Sale of Premises and
    Equipment and Other Real Estate              479,153          628,765       1,042,803
  Proceeds from Sales and Maturities of
    Available-for-Sale Securities            116,288,681       87,956,332      62,823,196
  Purchase of Available-for-Sale
    Securities                               (80,135,338)     (69,142,425)    (71,439,379)
  Proceeds from Maturities of Held-to-
    Maturity Securities                       10,849,878       17,494,575       3,921,746
  Purchase of Held-to-Maturity
    Securities                                       -                -        (5,875,427)
  Net Increase in Interest Bearing
    Deposits in Banks                            (32,800)        (295,617)            -
  Marion County Acquisition                          -                -        (7,453,700)
  Organization Costs                            (103,260)             -               -
  Investment in Joint Venture                 (1,265,251)      (1,461,286)            -
  Proceeds from Investment in
    Joint Venture                              2,261,467              -               -
                                            ------------    -------------   -------------

       NET CASH USED BY INVESTING
         ACTIVITIES                          (85,383,880)     (74,501,787)   (106,795,043)
                                            ------------    -------------   -------------


    The accompanying notes are an integral part of the financial statements.

                    PIONEER BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                1997             1996         1995
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Net Increase in Demand,
    Interest-Bearing Demand and
    Savings Deposits                         $13,170,569     $23,007,894   $12,743,930
  Net Increase in Time Deposits               42,683,308       7,463,861    74,101,848
  Net Increase (Decrease) in Federal
    Funds Purchased and Securities
    Sold Under Agreements to
    Repurchase                                (2,899,642)     21,424,254     3,444,280
  Proceeds from Issuance of
    Long-Term Debt                            28,000,000      10,000,000           -
  Dividends Paid                              (3,459,119)     (3,271,124)   (2,848,668)
  Purchase of Treasury Stock                  (1,193,053)     (1,169,819)     (416,162)
  Proceeds from Reissuance of
    Treasury Stock                               644,553       1,247,799           -
                                             -----------     -----------   -----------

       NET CASH PROVIDED BY
         FINANCING ACTIVITIES                 76,946,616      58,702,865    87,025,228
                                             -----------     -----------   -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                         8,104,959      (3,603,442)   (8,120,316)

CASH AND CASH EQUIVALENTS -
    beginning of year                         57,069,925      60,673,367    68,793,683
                                             -----------     -----------   -----------

CASH AND CASH EQUIVALENTS -
    end of year                              $65,174,884     $57,069,925   $60,673,367
                                             ===========     ===========   ===========





    The accompanying notes are an integral part of the financial statements.

                    PIONEER BANCSHARES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                         1997              1996              1995
RECONCILIATION OF NET INCOME TO
  NET CASH PROVIDED BY OPERATING
  ACTIVITIES
  Net Income                          $ 9,762,096      $ 8,996,847      $ 7,081,813
  Other Gains and Losses, net            (636,174)        (162,367)          31,750
  Amortization and Accretion            1,301,630        1,877,989          963,645
  Depreciation                          2,651,928        1,866,623        1,571,077
  Write Down of Other Real Estate           5,461          158,200           14,818
  Provision for Loan Losses             3,609,263        1,097,000          618,500
  Gain on Sale of Securities             (293,723)        (297,003)        (211,065)
  Loss (Gain) on Sale of Premises
    and Equipment                           3,047         (238,962)            (766)
  Gain on Sale of Other Real Estate       (67,118)            -                (399)
  Deferred Income Taxes                (1,446,460)        (829,409)        (300,290)
  Changes in Operating Assets
    and Liabilities -
    Decrease (Increase) in -
      Interest Receivable                (446,521)         (84,658)      (1,229,191)
      Other Assets                        127,263          262,386         (424,556)
    Increase (Decrease) in -
      Interest Payable                  1,277,040         (710,034)       3,007,309
      Other Liabilities                   224,242          607,691          330,156
      Income Taxes Payable                470,249         (348,823)         196,698
                                      -----------      -----------      -----------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                $16,542,223      $12,195,480      $11,649,499
                                      ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES
  OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Increase in Other Real Estate
    Owned                             $   455,357      $   632,751      $    55,000
  Unrealized Appreciation
    (Depreciation) of Securities,
    net of Deferred Taxes             $   238,014      $   494,605      $ 5,903,139



    The accompanying notes are an integral part of the financial statements.

                    PIONEER BANCSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by the company are as follows:

DESCRIPTION OF BUSINESS - Pioneer Bancshares, Inc. is a bank holding company which owns 100% of the outstanding stock of Pioneer Bank, Valley Bank and Pioneer Bank, f.s.b. Pioneer Bank has two wholly-owned subsidiaries, Center Finance Company, Inc. (formerly Center Loan and Thrift, a wholly-owned subsidiary of Valley Company) and Pioneer Securities, Inc. Marion Properties, Inc. (formerly a wholly-owned subsidiary of Pioneer Bank) was dissolved during 1996. Pioneer Bank also has two trusteed affiliates, Frontier Corporation and Valley Company. Valley Company has one wholly-owned subsidiary, Oneida Life Insurance Company. The banks and Pioneer Bank's subsidiaries and affiliates provide banking, trust, and investment services in southeast Tennessee and north Georgia. Pioneer Bank's principal office is in Chattanooga, Tennessee, Valley Bank's principal office is in Sweetwater, Tennessee, and Pioneer Bank, f.s.b.'s principal office is in East Ridge, Tennessee.

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

DERIVATIVE FINANCIAL INSTRUMENTS - The banks enter into variable and fixed rate loan commitments with off-balance-sheet risk. The contract amounts and nature and terms of the commitments are disclosed separately in the notes to the consolidated financial statements. The banks hold no other instruments meeting the definition of derivative financial instruments as defined by Statement of Accounting Standards No. 119.

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

POSTRETIREMENT BENEFITS - The expected cost of providing post-retirement benefits to employees, employee beneficiaries and covered dependents is accrued during the years that employees render services to the banks or related companies.

INCOME TAXES - Deferred income taxes arise from temporary differences between the income tax basis and financial reporting basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

COMMON STOCK DATA - During 1997, the Company adopted SFAS 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted net income per share. Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period plus the effect of dilutive common stock equivalents. Previously reported earnings per share have been restated to conform with the new presentation and disclosure requirements of SFAS 128. There was no change in the computation of earnings per share for previously reported years under SFAS 128.

TRUST DEPARTMENT ASSETS - Property (other than cash deposits) held by the banks in a fiduciary or agency capacity for their customers is not included in the consolidated balance sheets, since such items are not assets of the banks.

ADVERTISING COSTS - Advertising costs are charged to expense when incurred. Advertising costs totaled $391,961 for 1997, $387,932 for 1996 and $382,632 for 1995.

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

RESTRICTIONS ON CASH AND DUE FROM BANKS

The company's banking subsidiaries are required to maintain average reserve balances based on a percentage of deposits. The average amounts of these reserves required were approximately $14,721,000 for 1997 and $14,556,000 for 1996.

INVESTMENT SECURITIES

Investment securities are classified into three categories: held-to-maturity, available-for-sale and trading. For securities to be classified as held-to-maturity, the bank must demonstrate the positive intent and ability to hold the securities to maturity. Trading securities, of which the banks have none, are securities bought and held principally for the purpose of selling them in the near future. Available-for-sale securities are those securities not classified as held-to-maturity or trading.

Investment securities as of December 31, 1997, are summarized as follows:


AVAILABLE-FOR-SALE
-------------------                            AMORTIZED            UNREALIZED        UNREALIZED   APPROXIMATE
                                                 COST                 GAINS            LOSSES      MARKET VALUE
U.S. Treasury -
  Maturing within one year                   $ 19,984,858         $   66,488          $ 3,410      $ 20,047,936
  Maturing after one but within five years     19,147,397            143,418            1,557        19,289,258
                                             ------------------------------------------------------------------
                                               39,132,255            209,906            4,967        39,337,194
                                             ------------------------------------------------------------------
U.S. Government Agencies -
  Maturing within one year                      4,980,402             12,929            2,048         4,991,283
  Maturing after one but within five years     16,019,186             79,895           24,602        16,074,479
  Maturing after five but within ten years      2,014,534                 37            1,989         2,012,582
  Maturing after ten years                     17,360,336            301,816               60        17,662,092
                                             ------------------------------------------------------------------
                                               40,374,458            394,677           28,699        40,740,436
                                             ------------------------------------------------------------------
State and Political Subdivisions -
  Maturing within one year                      5,532,081             38,229                -         5,570,310
  Maturing after one but within five years     24,760,591            351,678            5,024        25,107,245
  Maturing after five but within ten years     23,319,971            741,433            1,594        24,059,810
  Maturing after ten years                      7,125,023            327,317                -         7,452,340
                                             ------------------------------------------------------------------
                                               60,737,666          1,458,657            6,618        62,189,705
                                             ------------------------------------------------------------------
Corporate Debit -
  Maturing after five but within ten years      5,802,959             22,409           18,126         5,807,242
  Maturing after ten years                      2,600,000             20,313                -         2,620,313
                                             ------------------------------------------------------------------
                                                8,402,959             42,722           18,126         8,427,555
                                             ------------------------------------------------------------------
Other -
  Maturing within one year                      4,320,222                  -                -         4,320,222
  Maturing after one but within five years         87,000                  -                -            87,000
  Maturing after five but within ten years        104,190                  -                -           104,190
  Maturing after ten years                      1,484,414                  -                -         1,484,414
                                             ------------------------------------------------------------------
                                                5,995,826                  -                -         5,995,826
                                             ------------------------------------------------------------------
Total Investment Securities
  Available-for-Sale                         $154,643,164         $2,105,962          $58,410      $156,690,716
                                             ==================================================================
HELD-TO-MATURITY
----------------
U.S. Government Agencies -
  Maturing within one year                   $ 24,941,257         $        -          $20,763      $ 24,920,494
  Maturing after one but within five years     10,485,897             53,716                -        10,539,613
  Maturing after five but within ten years      8,446,784             95,479                -         8,542,263
  Maturing after ten years                      4,522,539             61,906                -         4,584,445
                                             ------------------------------------------------------------------
Total Investment Securities
  Available-for-Sale                         $ 48,396,477         $  211,101          $20,763      $ 48,586,815
                                             ==================================================================

Investment securities as of December 31, 1996, are summarized as follows:



AVAILABLE-FOR-SALE
------------------                                 AMORTIZED            UNREALIZED        UNREALIZED     APPROXIMATE
                                                      COST                 GAINS            LOSSES       MARKET VALUE
U.S. Treasury -
   Maturing within one year                       $ 17,141,424         $   46,790          $  1,954      $ 17,186,260
   Maturing after one but within five years         24,338,707             94,912            46,786        24,386,833
                                                  -------------------------------------------------------------------
                                                    41,480,131            141,702            48,740        41,573,093
                                                  -------------------------------------------------------------------
U.S. Government Agencies -
  Maturing within one year                           6,026,699             34,702             2,760         6,058,641
  Maturing after one but within five years          17,276,312            124,625           163,832        17,237,105
  Maturing after five but within ten years           2,114,363             24,759                 -         2,139,122
  Maturing after ten years                          12,195,041            209,715                 -        12,404,756
                                                  -------------------------------------------------------------------
                                                    37,612,415            393,801           166,592        37,839,624
                                                  -------------------------------------------------------------------
State and Political Subdivisions -
  Maturing within one year                           3,068,831             30,385               995         3,098,221
  Maturing after one but within five years          42,817,254            645,274           133,138        43,329,390
  Maturing after five but within ten years          31,769,219            761,453            74,982        32,455,690
  Maturing after ten years                           1,875,207             95,536                10         1,970,733
                                                  -------------------------------------------------------------------
                                                    79,530,511          1,532,648           209,125        80,854,034
                                                  -------------------------------------------------------------------
Corporate Debit -
  Maturing within one year                           6,055,142              2,988            44,930         6,013,200
  Maturing after one but within five years          20,149,319            207,290            97,613        20,258,996
                                                  -------------------------------------------------------------------
                                                    26,204,461            210,278           142,543        26,272,196
                                                  -------------------------------------------------------------------
Other -
  Maturing within one year                           3,888,325                  -                 -         3,888,325
  Maturing after one but within five years             145,333                  -                 -           145,333
  Maturing after five but within ten years             169,165                  -                 -           169,165
  Maturing after ten years                           1,448,219                  -                 -         1,448,219
                                                  -------------------------------------------------------------------
                                                     5,651,042                  -                 -         5,651,042
                                                  -------------------------------------------------------------------
Total Investment Securities
  Available-for-Sale                              $190,478,560         $2,278,429          $567,000      $192,189,989
                                                  ===================================================================
HELD-TO-MATURITY
----------------
U.S. Government Agencies -
  Maturing within one year                        $  4,053,597         $        -          $  3,146      $  4,050,451
  Maturing after one but within five years          38,242,143              10,002          116,119        38,136,026
  Maturing after five but within ten years          10,965,317               6,515                -        10,971,832
  Maturing after ten years                           6,147,947              12,688                -         6,160,635
                                                  -------------------------------------------------------------------
Total Investment Securities
  Available-for-Sale                              $ 59,409,004         $    29,205         $119,265      $ 59,318,944
                                                  ===================================================================


Included in U.S. Government Agencies are certain mortgage-backed securities which may mature earlier because of principal prepayments. They are as follows:


                                                1997                1996
AVAILABLE-FOR-SALE
  Carrying Value                            $15,911,907          $12,195,041
                                            ===========          ===========
  Approximate Market Value                  $16,213,723          $12,404,756
                                            ===========          ===========
HELD-TO-MATURITY
  Carrying Value                            $16,253,116          $20,921,424
                                            ===========          ===========
  Approximate Market Value                  $16,122,974          $20,590,450
                                            ===========          ===========

Securities pledged to secure various public deposits and other balances have an amortized cost of $126,534,828 and a market value of $127,637,005 as of December 31, 1997, and an amortized cost of $137,940,623 and a market value of $138,105,735 as of December 31, 1996.

Proceeds from sales of securities totaled $83,373,393 for 1997, $52,255,678 for 1996 and $35,589,478 for 1995. Gross gains realized on sales totaled $550,423 for 1997, $354,082 for 1996 and $345,433 for 1995. Gross losses realized on those sales totaled $256,700 for 1997, $57,079 for 1996 and $134,368 for 1995.

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

LOANS

Loans by type are summarized as follows:

                                                     1997                 1996
Real Estate Loans                                 $388,245,000       $333,851,000
Commercial and Industrial Loans                    161,902,710        106,426,000
Loans to Individuals for Household,
  Family and Other Consumer Expenditures            92,321,200         75,840,000
Other Loans                                          8,764,780          8,731,826
                                                  ------------       ------------
     Total Loans                                   651,233,690        524,848,826
Unearned Interest and Loan Fees                     (1,476,030)        (1,596,242)
Allowance for Loan Losses                           (7,836,582)        (5,758,048)
                                                  ------------       ------------
     Net Loans                                    $641,921,078       $517,494,536
                                                  ============       ============


Certain directors of Pioneer Bank, Valley Bank and Pioneer Bank, f.s.b. and companies in which they are principal owners, officers and/or directors were loan customers of the banks during 1997 and 1996. In the opinion of management, such loans are made in the ordinary course of business at normal credit terms including interest rate and collateralization. Loans to these persons and to their related organizations totaled $6,476,194 as of December 31, 1997 and $5,051,576 as of December 31, 1996. During 1997, $6,844,844 of these loans were made and repayments totaled $5,420,226.

Loans, including impaired loans, on which the accrual of interest has been discontinued or reduced totaled $1,835,555 as of December 31, 1997 and $1,744,703 as of December 31, 1996. If interest on such loans had been accrued, such income would have approximated $129,894 for 1997, $150,299 for 1996 and $87,311 for 1995.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses are summarized as follows:


                                            1997             1996             1995
Allowance for Loan Losses -
  beginning of year                    $ 5,758,048       $ 5,871,790      $5,355,354
  Provision for Loan Losses              3,609,263         1,097,000         618,500
  Loans Charged Off                     (2,091,979)       (2,608,561)       (529,686)
  Recoveries                               561,250         1,397,819         427,622
                                       -----------       -----------      ----------
Allowance for Loan Losses -
  end of year                          $ 7,836,582       $ 5,758,048      $5,871,790
                                       ===========       ===========      ==========


Because of uncertainties inherent in the estimation process, management's estimate of credit losses in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Impaired loans and related information are as follows:


                                                           1997            1996
Principal Balance                                       $ 492,004      $  59,236
Allowance for Loan Losses                                (247,309)       (29,877)
                                                        ---------      ---------
Unreserved Portion of Impaired Loans                    $ 244,695      $  29,359
                                                        =========      =========
Average Principal Balance - Year to Date                $  82,658      $  78,879
                                                        =========      =========


Interest income on impaired loans is recognized only after the principal balance is deemed current. The allowance for loan losses above is a portion of the banks' total allowance for loan losses.

No interest income was recognized on these loans for the three years ended December 31, 1997.

PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                    1997                 1996
Land                                             $  3,865,301       $  3,122,924
Buildings and Improvements                         20,118,446         17,720,357
Equipment                                          14,497,177         12,796,890
Livestock                                              64,725             73,824
                                                 ------------       ------------
                                                   38,545,649         33,713,995
Accumulated Depreciation                          (15,805,315)       (13,472,275)
                                                 ------------       ------------
                                                 $ 22,740,334       $ 20,241,720
                                                 ============       ============


Depreciation expense is summarized as follows:



                                                1997            1996          1995
Net Occupancy Expense                        $1,010,790     $  798,288    $  599,583
Furniture and Equipment Expense               1,625,870      1,057,068       963,387
Other                                            15,268         11,267         8,107
                                             ----------     ----------    ----------
                                             $2,651,928     $1,866,623    $1,571,077
                                             ==========     ==========    ==========

DEPOSITS

The aggregate amounts of maturities for time deposits having a remaining term of more than one year as of December 31, 1997, are as follows:

1999                                      $31,126,511
2000                                      $ 5,029,395
2001 and 2002                             $ 8,656,989
Thereafter                                $    29,829

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

Separate results of operations for the periods prior to the merger with Sweetwater Valley Corp. are as follows:


                                                                      UNAUDITED
                                                                   11 MONTHS ENDED
                                                                   NOVEMBER 30, 1995
 NET INTEREST INCOME, AFTER PROVISION FOR LOAN LOSSES
  Pioneer Bancshares, Inc.                                           $16,836,825
  Sweetwater Valley Corp.                                              6,247,748
                                                                     -----------
  Combined                                                           $23,084,573
                                                                     ===========

NET INCOME
  Pioneer Bancshares, Inc.                                           $ 5,156,108
  Sweetwater Valley Corp.                                              1,717,660
                                                                     -----------
  Combined                                                           $ 6,873,768
                                                                     ===========

OTHER CHANGES IN STOCKHOLDERS' EQUITY
  Pioneer Bancshares, Inc.                                           $ 2,158,218
  Sweetwater Valley Corp.                                              1,018,101
                                                                     -----------
  Combined                                                           $ 3,176,319
                                                                     ===========

PIONEER BANK, F.S.B.

Pioneer Bank, f.s.b. commenced operations as a federal savings bank on September 9, 1997. Eight million dollars was contributed by the company for 100% of the bank's stock. The company funded this contribution by a special dividend from one of its banking subsidiaries.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of Pioneer Bank's financial instruments are as follows:

                                                     1997                               1996
                                          CARRYING           FAIR            CARRYING            FAIR
                                           AMOUNT            VALUE            AMOUNT             VALUE
Financial Assets -
  Cash and short-term investments       $ 65,703,301     $ 65,703,301      $ 57,565,542     $  57,565,542
  Investment securities                  205,087,193      205,277,531       251,598,993       251,508,933
  Loans                                  649,757,660      647,348,094       523,252,584       523,809,697
  Allowance for loan losses               (7,836,582)      (7,836,582)       (5,758,048)       (5,758,048)
                                        ------------------------------------------------------------------
                                        $912,711,572     $910,492,344      $826,659,071      $827,126,124
                                        ==================================================================
Financial Liabilities -
  Deposits -
    Noninterest bearing demand          $126,684,077     $126,684,077      $125,529,309      $125,529,309
    Interest bearing demand              132,754,860      132,754,860       120,146,268       120,146,268
    Savings                              111,155,719      111,155,719       111,748,510       111,748,510
    Certificates of deposit of
      $100,000 or more                    70,584,736       68,420,272        56,086,477        56,412,475
    Time deposits of less than
      $100,000                           307,241,495      297,518,124       279,056,446       275,556,255
    Other borrowings                      38,000,000       38,000,000        10,000,000        10,000,000
                                        ------------------------------------------------------------------
                                        $786,420,887     $774,533,052      $702,567,010      $699,392,817
                                        ==================================================================
Unrecognized Financial Instruments -
  Commitments to extend credit          $114,348,440     $114,348,440      $ 93,557,932      $ 93,557,932
  Standby letters of credit             $  3,648,810     $  3,648,810      $  3,650,766      $  3,650,766
  Credit card arrangements              $ 10,678,346     $ 10,678,346      $  8,811,081      $  8,811,081



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

INCOME TAXES

The income tax provision consists of the following:


                                           1997            1996           1995
Current Provision                      $ 5,611,426     $3,883,591      $2,724,523
Deferred Provision                      (1,446,460)      (829,409)       (300,290)
                                       -----------     ----------      ----------
Income Tax Provision                   $ 4,164,966     $3,054,182      $2,424,233
                                       ===========     ==========      ==========


Reconciliation of the income tax provision to statutory rates is as follows:



                                           1997              1996              1995
Federal Income Tax at Statutory Rate    $ 4,735,200      $ 4,097,350      $ 3,232,056
Tax-Exempt Interest                      (1,142,803)      (1,291,906)      (1,281,994)
Other                                        49,723         (140,384)         (22,367)
Nondeductible Acquisition Costs                 -                -            131,598
State Income Taxes - net of
  federal income tax benefit                522,846          389,122          364,940
                                        -----------      -----------      -----------
Income Tax Provision                    $ 4,164,966      $ 3,054,182      $ 2,424,233
                                        ===========      ===========      ===========


The tax effects of each type of significant item that gave rise to deferred taxes are:


                                                      1997                 1996
DEFERRED TAX ASSETS
  Loan Loss Reserve                                 $2,626,119         $1,009,733
  Unearned Loan Fees                                    88,644            204,555
  Goodwill                                             225,420            148,962
  Other Real Estate                                     56,812             87,023
  Post Retirement Benefits                             396,599            362,463
  Acquisition Costs                                    126,419            122,418
                                                    ----------         ----------
                                                     3,520,013          1,935,154
                                                    ----------         ----------
DEFERRED TAX LIABILITIES
  Property and Equipment                               217,762            291,869
  Investment Securities                                663,647            508,902
  Federal Home Loan Bank Stock                         246,610             80,000
  Other                                                 93,472             59,176
                                                    ----------         ----------
                                                     1,221,491            939,947
                                                    ----------         ----------

NET DEFERRED TAX ASSETS                             $2,298,522         $  995,207
                                                    ==========         ==========

401(K) AND EMPLOYEE STOCK OWNERSHIP PLAN

The company has a 401(k) and Employee Stock Ownership Plan (the plan) covering employees meeting certain age and service requirements. The plan is structured so that employees can contribute to the plan on a tax deductible basis and have their contributions invested in various investment funds offered under the plan. The company may use the plan as a leveraged ESOP to purchase stock in Pioneer Bancshares, Inc. and allocate that stock to employees over a period of time as the ESOP loan used to purchase the stock is paid down. As of December 31, 1997, the plan was not leveraged. The plan permits, but does not require, the company to make an employer matching contribution during any plan year. Employer contributions which represent 50% of the first 6% of employees' contributions to the plan totaled $192,954 for 1997, $167,426 for 1996 and $122,751 for 1995.

An employee stock ownership plan is available for all full-time employees at Valley Bank. All persons employed on the last day of the plan year are eligible to participate in the employee stock ownership plan. As of December 31, 1995, the Valley Bank ESOP was merged into the company's plan. Contributions to the plan were $531,764 for 1997, $294,429 for 1996 and $343,787 for 1995.

The number of allocated shares of the company's common stock held in the ESOP was 90,484 shares as of December 31, 1997, 101,175 shares as of December 31, 1996, and none as of December 31, 1995. As of December 31, 1997, 1996 and 1995, there were no unearned ESOP shares.

The plan issues a put option to any participant who receives a distribution of company stock. The put option permits the participant to sell distributed company stock to the company during two option periods at the fair market value at the date of exercise of the option. The first put option period is a period of at least sixty days beginning on the date of distribution of company stock to the participant. The second put option period is a period of at least sixty days beginning after the next determination of fair market value of company stock by independent appraisal in the plan year following the distribution. As of December 31, 1996, 3,270 allocated shares with a fair value of $120,990 were subject to the put options. No shares were subject to the put options as of December 31, 1997 or 1995.

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

The following table summarizes the activity relating to incentive stock options during 1997, 1996 and 1995:

                                                     NUMBER      OPTION PRICE
                                                    OF SHARES      PER SHARE

BALANCE AT DECEMBER 31, 1994                             0              N/A

  Options Granted                                    2,000           $36.85*
  Options Granted                                   40,000           $33.50**
                                                    ------

BALANCE AT DECEMBER 31, 1995                        42,000

  Options Forfeited                                 (1,200)          $33.50
  Options Granted                                    2,000           $40.70*
  Options Granted                                   49,600           $37.00**
                                                    ------

BALANCE AT DECEMBER 31, 1996                        92,400

  Options Forfeited                                 (5,600)       $33.50-$37.00
  Options Granted                                   48,500           $44.00**
                                                   -------

BALANCE AT DECEMBER 31, 1997                       135,300
                                                   =======

* Represents 110% of the fair market value of the company's stock as of date of grant.
** Fair market value of the company's stock as of date of grant.

The weighted average exercise price was $38.53 for 1997, $35.61 for 1996 and $33.66 for 1995. The weighted average remaining life of the options outstanding was 9.08 years for 1997, 9.56 years for 1996 and 10 years for 1995. Options exercisable at December 31, 1997, were 11,640 at $33.50 per share. No options were exercisable at December 31, 1996 or December 31, 1995.

The options begin vesting at 30% after the second anniversary date, 60% after the third anniversary date and 100% after the fourth anniversary date.

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

The company has elected to continue recognizing compensation cost using the intrinsic value based method. Compensation cost recognized in 1997, 1996 and 1995 was $0. Under the fair value based method, compensation cost would have been approximately $118,615 for 1997, $0 for 1996 and $0 for 1995. The pro forma effects on the company's net income and earnings per share are as follows:


                                              1997                            1996                            1995
                                   AS REPORTED     PRO FORMA      AS REPORTED      PRO FORMA      AS REPORTED      PRO FORMA

Net Income                         $9,762,096     $  9,688,555     $8,996,847     $  8,996,847     $7,081,813     $   7,081,813
                                   ==========     ============     ==========     ============     ==========     =============

Basic Net
  Income per
  Share                            $     2.60     $       2.58     $     2.39     $       2.39     $     1.88     $        1.88
                                   ==========     ============     ==========     ============     ==========     =============

Diluted Net
  Income per
  Share                            $     2.60     $       2.58     $     2.39     $       2.39     $     1.88     $        1.88
                                   ==========     ============     ==========     ============     ==========     =============

Assumptions used to estimate the fair value of the options are as follows:

                                   1997           1996           1995

Risk Free Interest Rate            5.72%          6.51%          6.10%
Expected Life                        10 years       10 years       10 years
Expected Volatility                  15%            15%            15%
Expected Dividends                $1.00/share    $.87/share     $.84/share


NET INCOME PER SHARE

The reconciliation of the denominators of basic and diluted per share computations is as follows:

                                           1997          1996          1995

Weighted Average Shares Outstanding     3,759,912     3,759,912     3,759,912
Effect of Dilutive Stock Options            1,970            --            --
                                        ---------     ---------     ---------
                                        3,761,882     3,759,912     3,759,912
                                        =========     =========     =========

POSTRETIREMENT HEALTH CARE PLAN

Pioneer Bank pays group health insurance premiums for non-key employees and their eligible dependents who elected to retire under the enhanced early retirement program as of September 30, 1992. The premiums are paid from the actual date of early retirement until the earlier of the date the participant becomes age 65, the date the participant becomes eligible for participation or coverage under another employer's group health plan, or the date the participant and spouse each would be eligible for Medicare coverage.

Post-retirement expense includes the following components:

                                                         1997          1996

Interest Cost                                          $ 27,886      $ 22,687
Amortization of Unrecognized Transition Obligation       57,332        57,332
Amortization of Gain                                       (686)      (15,146)
                                                       --------      --------
                                                       $ 84,532      $ 64,873
                                                       ========      ========

The reconciliation of the funded status of the plan to amounts recognized in the company's consolidated balance sheets is as follows:

                                                     1997          1996

Accumulated Post-retirement Benefit Obligation     $(369,336)     $(291,271)
Unrecognized Transition Obligation                   229,327        286,659
Unrecognized Net Gain                                (43,264)      (137,314)
                                                   ---------      ---------
Accrued Post-retirement Benefit Cost               $(183,273)     $(141,926)
                                                   =========      =========

For measurement purposes, the health care cost trend rate assumed is 10% increased to 11% for all future years, 7% decreased by 1% per year for 1 year and leveling at 6% thereafter in 1996 and 8% decreased by 1% per year for 2 years and leveling at 6% thereafter in 1995. The discount rate used is 7.25% in 1997, 1996 and 1995. A 1% increase in health care cost trend rates for 1997 would increase post-retirement expense by $2,072 and the accumulated benefit obligation by $20,500.

POSTRETIREMENT DEFERRED COMPENSATION PLAN

Valley Bank has a deferred compensation plan covering certain officers and directors. Annual contributions are made to the plan and the assets funding the plan consist of life insurance policies on the employees. Employees receive monthly benefits upon retirement.

Post-retirement expense includes the following components:

                                         1997          1996

Service Cost                           $ 38,605      $  8,268
Interest Cost                            81,619        48,481
Prior Service Cost                           --        36,642
Distributions                           (29,917)      (11,116)
                                       --------      --------
                                       $ 90,307      $ 82,275
                                       ========      ========

The reconciliation of the funded status of the plan to amounts recognized in the company's consolidated financial statements is as follows:

                                                     1997          1996
Accumulated Post-retirement Benefit Obligation     $861,509     $771,202
Fair Value of Plan Assets                                --           --
                                                   --------     --------
                                                    861,509      771,202
Unrecognized Net Gain                                    --           --
                                                   --------     --------
Accrued Post-retirement Cost                       $861,509     $771,202
                                                   ========     ========

The plan is funded by insurance contracts totaling $2,611,034 for 1997 and $2,528,098 for 1996 which are recorded as assets of Valley Bank and not the plan.

LONG-TERM DEBT

Long-term debt consists of an advance of $38,000,000 from the Federal Home Loan Bank with maturity dates ranging from April, 1998 to November, 1999 and interest rates ranging from 5.35% to 5.95%.

Collateral consists of all Federal Home Loan Bank stock owned by Pioneer and Valley Banks and eligible mortgage collateral.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                     1997            1996

Average Balance During the Year                  $59,386,415     $43,858,544

Maximum Month-End Balance
  During the Year                                $72,307,500     $51,254,272

Securities Pledged Against the
  Agreements at Year-End:
  Carrying Value, including accrued interest     $69,115,317     $59,631,998

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

The banks generally require collateral or other security to support financial instruments with off-balance-sheet credit risk.

                                                    CONTRACT OR NOTIONAL
FINANCIAL INSTRUMENTS WHOSE                       AMOUNT AS OF DECEMBER 31,
CONTRACTS REPRESENT CREDIT RISK                    1997            1996

Commitments to Extend Credit                   $261,398,359     $198,785,177
Standby Letters of Credit                      $  3,648,810     $  3,650,766
Credit Card Arrangements                       $ 15,538,048     $ 13,224,729

Commitments to extend credit are agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The amount drawn on the total commitments was $152,409,622 for 1997 and $109,676,324 for 1996. Certain
directors of the banks and companies in which they are the principal owners, officers and/or directors had commitments from the banks in the form of contracts which represent credit risk to the banks. In the opinion of management, these commitments are made in the ordinary course of business. The banks evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the banks on extension of credit is based on management's credit assessment of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and existing income-producing commercial properties. The amount collateralized was 77% for 1997 and 69% for 1996.

As of December 31, 1997, loans to one customer and related parties of Pioneer Bank represented 15% of the company's total capital.

STOCK DIVIDEND

During 1996, the Board of Directors authorized a two-for-one stock split, effected as a 100% stock dividend, thereby increasing the number of issued and outstanding shares to 3,759,912. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1995 have been restated to reflect the stock dividend.

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

Pioneer Bank, f.s.b. is required to maintain a ratio of Tier 1 capital to total assets of not less than 8% during the first three years of operations as a condition of approval for deposit insurance by the Federal Deposit Insurance Corporation.

Quantitative measures established by regulation to ensure capital adequacy require the company and banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the company and banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notifications from the Federal Reserve (for the company) and Federal Deposit Insurance Corporation (for the banks) categorized the company and banks as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the company and banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the company and banks' category.

                                                                                                         TO BE WELL
                                                                                                     CAPITALIZED UNDER
                                                                               FOR CAPITAL            PROMPT CORRECTIVE
                                                        ACTUAL              ADEQUACY PURPOSES          ACTION PROVISION
                                                 AMOUNT        RATIO        AMOUNT       RATIO        AMOUNT       RATIO
DECEMBER 31, 1997
  TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
     Pioneer Bancshares, Inc. and
       Subsidiaries                           $100,992,581     13.99%     $57,737,347     8.00%     $72,171,683     10.00%
     Pioneer Bank and Subsidiaries            $ 72,632,586     12.62%     $46,045,152     8.00%     $57,556,440     10.00%
     Valley Bank                              $ 17,722,886     13.18%     $10,757,055     8.00%     $13,446,319     10.00%
     Pioneer Bank, f.s.b                      $  7,807,180     77.24%     $   817,473     8.00%     $ 1,021,841     10.00%

  TIER 1 CAPITAL (TO RISK WEIGHTED
    ASSETS)
     Pioneer Bancshares, Inc. and
       Subsidiaries                           $ 93,155,998     12.91%     $28,868,673     4.00%     $43,303,010      6.00%
     Pioneer Bank and Subsidiaries            $ 66,424,274     11.54%     $23,022,576     4.00%     $34,533,864      6.00%
     Valley Bank                              $ 16,225,268     12.07%     $ 5,378,528     4.00%     $ 8,067,792      6.00%
     Pioneer Bank, f.s.b                      $  7,676,527     75.96%     $   408,736     4.00%     $   613,105      6.00%

  TIER 1 CAPITAL (TO AVERAGE ASSETS)
     Pioneer Bancshares, Inc. and
       Subsidiaries                           $ 93,155,998     10.29%     $37,891,600     4.00%     $47,364,500      5.00%
     Pioneer Bank and Subsidiaries            $ 66,424,274      9.64%     $28,859,400     4.00%     $36,074,250      5.00%
     Valley Bank                              $ 16,225,268      9.16%     $ 7,418,240     4.00%     $ 9,272,800      5.00%
     Pioneer Bank, f.s.b                      $  7,676,527     49.61%     $   618,848     4.00%     $   773,560      5.00%


DECEMBER 31, 1996
  TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
     Pioneer Bancshares, Inc. and
       Subsidiaries                           $ 92,426,005     14.78%     $50,031,136     8.00%     $62,538,920     10.00%
     Pioneer Bank and Subsidiaries            $ 67,785,829     13.36%     $40,580,620     8.00%     $50,725,775     10.00%
     Valley Bank                              $ 24,722,295     20.93%     $ 9,451,864     8.00%     $11,814,829     10.00%

  TIER 1 CAPITAL (TO RISK WEIGHTED
    ASSETS)
     Pioneer Bancshares, Inc. and
       Subsidiaries                           $ 86,667,198     13.86%     $25,015,568     4.00%     $37,523,352      6.00%
     Pioneer Bank and Subsidiaries            $ 63,188,884     12.46%     $20,290,310     4.00%     $30,435,465      6.00%
     Valley Bank                              $ 23,560,433     19.94%     $ 4,725,932     4.00%     $ 7,088,898      6.00%

  TIER 1 CAPITAL (TO AVERAGE ASSETS)
     Pioneer Bancshares, Inc. and
       Subsidiaries                           $ 86,667,198     10.55%     $33,909,280     4.00%     $42,386,600      5.00%
     Pioneer Bank and Subsidiaries            $ 67,785,829     10.44%     $26,835,040     4.00%     $33,543,600      5.00%
     Valley Bank                              $ 23,560,433     13.52%     $ 7,073,880     4.00%     $ 8,842,350      5.00%


SUPPLEMENTAL FINANCIAL DATA

Components of other noninterest expenses in excess of 1% of income for the respective periods are as follows:

                                               1997           1996           1995

FDIC Insurance Premiums                     $   44,489     $    3,180     $  678,444
                                            ==========     ==========     ==========
Office Supplies                             $  829,698     $  663,502     $  589,317
                                            ==========     ==========     ==========
Amortization of Core Deposit Intangible     $  724,680     $  724,680     $  292,535
                                            ==========     ==========     ==========
Professional Fees                           $1,142,720     $1,789,554     $1,469,165
                                            ==========     ==========     ==========

CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial statements of Pioneer Bancshares, Inc. are summarized as follows:

CONDENSED BALANCE SHEETS

                                                       1997            1996
            ASSETS
  Cash                                             $  2,357,783     $   107,210
  Investment in Subsidiaries*                        96,864,084      93,882,143
  Organization Costs, net                                    --          15,527
  Receivable*                                             1,476           1,476
  Goodwill                                               74,108          98,810
  Land                                                  293,605              --
  Taxes Receivable                                      514,309              --
  Prepaid Assets                                        131,806              --
  Other                                                     614          13,627
                                                   ------------     -----------

TOTAL ASSETS                                       $100,237,785     $94,118,793
                                                   ============     ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Other                                            $     25,169     $        --
  Taxes Payable                                              --         195,326
  Accrued Benefits                                      296,658              --
                                                   ------------     -----------

          Total Liabilities                             321,827         195,326

STOCKHOLDERS' EQUITY                                 99,915,958      93,923,467
                                                   ------------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $100,237,785     $94,118,793
                                                   ============     ===========

*Eliminated in Consolidation

CONDENSED STATEMENTS OF INCOME

                                           1997             1996             1995
INCOME
  Management Fees *                    $  3,311,434      $ 3,783,704      $        --
  Dividends from Subsidiaries *          17,423,649        3,271,124        2,837,639
  Other Income                               92,765           49,993               --
                                       ------------      -----------      -----------

    Total Income                         20,827,848        7,104,821        2,837,639
                                       ------------      -----------      -----------

EXPENSES
  Salaries and Employee Benefits          4,259,006        2,636,697               --
  Other Expense                           3,318,443        1,436,386          494,355
                                       ------------      -----------      -----------

    Total Expense                         7,577,449        4,073,083          494,355
                                       ------------      -----------      -----------

INCOME BEFORE INCOME TAXES AND
  EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARY                 13,250,399        3,031,738        2,343,284

  Provision for Income Taxes             (1,569,328)         (80,000)         (47,209)
                                       ------------      -----------      -----------

INCOME BEFORE EQUITY IN
  UNDISTRIBUTED EARNINGS
  OF SUBSIDIARY                          14,819,727        3,111,738        2,390,493

  Equity in Undistributed Earnings
    of Subsidiary *                      (5,057,631)       5,885,109        4,691,320
                                       ------------      -----------      -----------

NET INCOME                             $  9,762,096      $ 8,996,847      $ 7,081,813
                                       ============      ===========      ===========



* Eliminated in Consolidation

CONDENSED STATEMENTS OF CASH FLOWS

                                            1997             1996             1995
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net Income                           $  9,762,096      $ 8,996,847      $ 7,081,813
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating
    Activities -
    Undistributed Earnings of
      Subsidiary                          4,707,689       (5,885,109)      (4,691,320)
    Amortization Expense                     40,229           45,383           20,680
    Increase in Liabilities                 126,501          123,030           15,368
    Increase in Other Assets               (633,102)         (13,627)              --
    Decrease in Receivables                      --           84,622               --
                                       ------------      -----------      -----------

       NET CASH PROVIDED BY OPERATING
         ACTIVITIES                      14,003,297        3,351,146        2,426,541
                                       ------------      -----------      -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Acquisition of Subsidiary              (8,000,000)              --           (4,830)
  Acquisition of Land                      (293,605)              --               --
                                       ------------      -----------      -----------

       NET CASH USED BY INVESTING
         ACTIVITIES                      (8,293,605)              --           (4,830)
                                       ------------      -----------      -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Dividends Paid                         (3,459,119)      (3,271,124)      (2,525,639)
                                       ------------      -----------      -----------

NET INCREASE (DECREASE) IN CASH           2,250,573           80,022         (103,928)

CASH - beginning of year                    107,210           27,188          131,116
                                       ------------      -----------      -----------

CASH - end of year                     $  2,357,783      $   107,210      $    27,188
                                       ============      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF
  NONCASH INVESTING ACTIVITIES
  Change in Unrealized Gain
    on Securities                      $    238,014      $   494,605      $ 5,903,139
  Inter-company Lease Adjustment *     $    350,000      $        --      $        --


* Eliminated in Consolidation

                          QUARTERLY RESULTS (UNAUDITED)
         A summary of the unaudited results of operations for each quarter of 1997 and 1996 follows:

                                  First       Second      Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                                 -------     -------     -------     -------
                                    (in thousands except per share data)
         1997:
Total interest income            $15,265     $16,588     $17,683     $17,700
Total interest expense             6,927       7,560       7,700       8,012
                                 -------     -------     -------     -------
Net interest income                8,338       9,028       9,983       9,688
Provision for loan losses            466       1,155       1,122         866
                                 -------     -------     -------     -------
Total interest income after
   provision for loan losses       7,872       7,873       8,861       8,822
Total noninterest income           2,122       2,169       2,753       2,828
Total noninterest expense          6,748       7,187       7,572       7,866
Income tax expense                   850         840         884       1,591
                                 -------     -------     -------     -------
Net income                       $ 2,396     $ 2,015     $ 3,158     $ 2,193
                                 =======     =======     =======     =======

Per common share:
   Net income                       0.64        0.54        0.84        0.58
   Cash dividend                    0.23        0.23        0.23        0.23
Stock price range:
   High                            39.00       41.00       44.00       45.00
   Low                             37.00       39.00       41.00       44.00
   Close                           39.00       41.00       44.00       45.00

        1996:
Total interest income            $13,476     $14,019     $14,570     $14,899
Total interest expense             6,232       6,489       6,685       6,848
                                 -------     -------     -------     -------
Net interest income                7,244       7,530       7,885       8,051
Provision for loan losses            280         255         221         341
                                 -------     -------     -------     -------
Total interest income after
   provision for loan losses       6,964       7,275       7,664       7,710
Total noninterest income           1,941       1,716       2,096       2,425
Total noninterest expense          6,108       6,294       6,368       6,970
Income tax expense                   776         711         787         780
                                 -------     -------     -------     -------
Net income                       $ 2,021     $ 1,986     $ 2,605     $ 2,385
                                 =======     =======     =======     =======

Per common share:
   Net income                       0.54        0.53        0.69        0.63
   Cash dividend                  0.2175      0.2175      0.2175      0.2175
Stock price range:
   High                            35.00       35.00       36.00       37.00
   Low                             33.50       35.00       35.00       36.00
   Close                           35.00       35.00       36.00       37.00

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is incorporated herein by reference from the sections entitled "Election of Directors," "Executive Compensation and Other Information" and "Reporting of Stock Ownership by Directors and Executive Officers of the Company" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1998, which is to be filed with the Securities and Exchange Commission.

ITEM 11 - EXECUTIVE COMPENSATION

         Information required by this item is incorporated herein by reference from the section entitled "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1998, which is to be filed with the Securities and Exchange Commission.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

         Information required by this item is incorporated herein by reference from the sections entitled "Holdings of Voting Securities" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1998, which is to be filed with the Securities and Exchange Commission.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated herein by reference from the section entitled "Executive Compensation and Other Information" in the Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1998, which is to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a)(1)  LIST OF FINANCIAL STATEMENTS
         The following consolidated financial statements and report of independent auditors of the Company are set forth in this Annual Report on the page numbers indicated.

                                                                                                                Page(s)
                                                                                                                -------
Report of Independent Accountants ...........................................................................     57
Consolidated Balance Sheets
         as of December 31, 1997 and 1996 ...................................................................     58-59
Consolidated Statements of Income
         for the years ended December 31, 1997, 1996, 1995 ..................................................     60
Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1997, 1996, 1995 ..................................................     61
Consolidated Statements of Cash Flows
         for the years ended December 31, 1997, 1996, 1995 ..................................................     62-64
Notes to Consolidated Financial Statements
         December 31, 1997 ..................................................................................     65-85
Quarterly Results (unaudited) ...............................................................................     86

(a)(2)  LIST OF FINANCIAL STATEMENT SCHEDULES
         Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3)  LIST OF EXHIBITS
         Exhibits - The response to this portion of Item 14 submitted as a separate section of this Report.

(b) Reports on Form 8-K
         No reports on Form 8-K were filed for the last quarter of 1997

(c) Exhibits

                                                                 Page(s)
                                                                 -------
 (3)     Certificate of Incorporation and By-Laws of
           Pioneer Bancshares, Inc. as amended
           (Incorporated herein by reference from
           Registrant's 1995 Proxy Statement)
(11)     Computation of per share earnings ...................     92
(21)     Subsidiaries of the Registrant ......................     93
(24)     Power of Attorney
         (Contained under caption "Signatures" in this Report)     89
(27)     Financial Data Schedule (SEC Use Only)

(d) Certain financial statement schedules and exhibits have been omitted because they are not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PIONEER BANCSHARES, INC.

Date: March 25, 1998                    By  /s/ Rodger B. Holley
                                                --------------------------------
                                                Rodger B. Holley
                                                Chairman of the Board
                                                President & CEO

Date: March 25, 1998                    By  /s/ Gregory B. Jones
                                                --------------------------------
                                                Gregory B. Jones
                                                Treasurer











                                POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rodger B. Holley and Gregory B. Jones, and each of them, his true and lawful attorney-in-fact as agent with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacity, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents in full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as they might or could be in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

      Directors                                                       Date
      ---------                                                       ----

/s/ Clayton Causby
Clayton Causby                                                   March 25, 1998

/s/ George M. Clark, III
George M. Clark, III                                             March 25, 1998

/s/ Robert T. Farnsworth
Robert T. Farnsworth                                             March 25, 1998

/s/ Douglas F. Heuer, III
Douglas F. Heuer, III                                            March 25, 1998

/s/ W. O. Hubbuch
W. O. Hubbuch                                                    March 25, 1998

/s/ Carol H. Jackson
Carol H. Jackson                                                 March 25, 1998

/s/ Paul D. Kelly
Paul D. Kelly, Jr.                                               March 25, 1998

/s/ Ralph L. Kendall
Ralph L. Kendall                                                 March 25, 1998

/s/Joe N. Little
Joe N. Little                                                    March 25, 1998

/s/ Frank W. McDonald
Frank W. McDonald                                                March 25, 1998

/s/ Sam E. Miles
Sam E. Miles, Jr.                                                March 25, 1998

/s/ Kenneth A. Royse
Kenneth A. Royse                                                 March 25, 1998

/s/ Joseph A. Schmissrauter, Jr.
Joseph A. Schmissrauter, Jr.                                     March 25, 1998

/s/ S. M. Warren
S. M. Warren                                                     March 25, 1998

/s/ Ralph M. West, Jr.
Ralph M. West, Jr.                                               March 25, 1998

/s/ Jimmy E. Wilson
Jimmy E. Wilson                                                  March 25, 1998

                                  EXHIBIT INDEX

 Exhibits                                                       Page(s)
 --------                                                       -------
 (3)     Certificate of Incorporation and By-Laws of
           Pioneer Bancshares, Inc. as amended
           (Incorporated herein by reference from
           Registrant's 1995 Proxy Statement)
(11)     Computation of per share earnings ...................     92
(21)     Subsidiaries of the Registrant ......................     93
(24)     Power of Attorney
         (Contained under caption "Signatures" in this Report)     89