Form 10-Q
period 1998-03-31
PIONEER BANCSHARES INC
filed 1998-05-15
CIK 889464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                                --------------
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission File Number 0-84254
                                                -------

                            PIONEER BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                         Delaware                                     62-1469913
---------------------------------------------------      -----------------------------------
      (State of other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
                     or organization)

            801 Broad Street, Chattanooga, TN                            37402
---------------------------------------------------       ----------------------------------
         (Address of principal executive offices)                      Zip Code

Registrant's telephone number, including area code                 423-755-0000
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

                           Yes    X        No
                                -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998:

                Title of Class                 Number of Shares Outstanding
                --------------                 ----------------------------
         Common Stock, $.01 Par Value                   3,759,912

PIONEER BANCSHARES, INC.


INDEX                                                                              PAGE
-----                                                                              -----
PART I.          FINANCIAL INFORMATION

Item 1.           Financial Statements

         Consolidated Balance Sheets - March 31, 1998,
                  December 31, 1997 and March 31, 1997                                1

         Consolidated Statements of Income -
                  Three Months Ended March 31, 1998 and March 31, 1997                2

         Consolidated Statements of Changes in Stockholders' Equity -
                  Three Months Ended March 31, 1998 and March 31, 1997                3

         Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1998 and March 31, 1997                4-5

         Notes to Consolidated Financial Statements                                   6-8

Item 2.            Management's Discussion and Analysis
                           of Financial Condition and Results of Operations
                           of Pioneer Bancshares, Inc.                                9-21

PART II.         OTHER INFORMATION                                                    22

         Signatures                                                                   23

         Exhibit Index                                                                24

PART 1
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION              Unaudited                   Unaudited
  (in thousands)                                  March 31,    December 31,   March 31,
                                                  ---------    ------------   ---------
                         ASSETS                     1998           1997          1997
                                                  --------     ------------   ---------
Cash and due from banks                           $ 52,314      $ 46,873      $  58,383
Investment securities:
  Held-to-maturity (fair value of $41,371 at
    March 31, 1998, $48,587 at December 31,
    1997, and $53,362 at March 31, 1997)            41,107        48,396         54,205
  Available-for-sale                               168,624       156,691        203,274
Federal funds sold                                  22,455        18,830          6,100
Loans                                              672,628       651,234        541,163
  Less:  Unearned income                             1,607         1,476          1,724
             Allowance for loan losses               8,415         7,837          6,153
                                                  --------      --------      ---------
      Net loans                                    662,606       641,921        533,286
Premises and equipment, net of accumulated
  depreciation                                      23,428        22,740         20,160
Intangible assets                                    5,520         5,707          6,243
Other assets                                        17,033        15,732         15,884
                                                  --------      --------      ---------
  Total Assets                                    $993,087      $956,890      $ 897,535
                                                  ========      ========      =========
                       LIABILITIES
Deposits
  Noninterest bearing demand deposits             $135,690      $126,684      $ 120,278
  Interest bearing demand deposits                 131,295       132,755        125,043
  Money market accounts                             58,580        57,873         39,727
  Savings deposits                                 115,823       111,156        109,952
  Time deposits of less than $100,000              263,158       249,368        250,943
  Time deposits of $100,000 or more                 89,115        70,585         76,824
                                                  --------      --------      ---------
      Total deposits                               793,661       748,421        722,767
Federal funds purchased and securities
  sold under agreements to repurchase               58,848        60,439         64,051
Other borrowings                                    30,098        38,000         10,000
Other liabilities                                    9,550        10,114          7,103
                                                  --------      --------      ---------
      Total liabilities                            892,157       856,974        803,921
                                                  --------      --------      ---------
                  STOCKHOLDERS' EQUITY
Common stock par value $.01 per share;
   8,000,000 authorized; 3,759,912 issued               38            38             38
Surplus                                             65,040        64,875         64,709
Retained earnings                                   36,494        35,074         30,455
Unrealized appreciation/(depreciation) on
  securities available for sale                        888         1,044           (614)
Less: treasury stock - at cost                       1,530         1,115            974
                                                  --------      --------      ---------
  Total stockholders' equity                       100,930        99,916         93,614
                                                  ========      ========      =========
  Total Liabilities and Stockholders' Equity       993,087       956,890        897,535
                                                  ========      ========      =========

CONSOLIDATED STATEMENTS OF INCOME
  (in thousands, except per share data)

                                                          Unaudited
                                                     Three months ended
                                                          March 31,
                                                ---------------------------
INTEREST INCOME                                   1998               1997
                                                --------          ---------
Interest and fees on loans                      $ 14,883          $  11,535
Interest on investment securities
  Taxable                                          2,101              2,575
  Tax exempt                                         708                964
Interest on federal funds sold                       340                184
Interest on other earning assets                      10                  7
                                                 -------             ------
  Total interest income                           18,042             15,265
                                                 -------             ------
INTEREST EXPENSE
Interest bearing demand deposits                     841                831
Money market accounts                                453                416
Savings deposits                                     927                843
Time deposits of less than $100,000                3,622              3,253
Time deposits of $100,000 or more                  1,160                892
Federal funds purchased and securities
  sold under agreements to repurchase                714                560
Other borrowed money                                 518                132
                                                 -------             ------
  Total interest expense                           8,235              6,927
                                                 -------             ------
      Net interest income                          9,807              8,338
Provision for loan losses                            938                466
                                                 -------             ------
      Net interest income
         after the provision for loan losses       8,869              7,872
                                                 -------             ------
NONINTEREST INCOME
Trust income                                         433                383
Service charge on deposit accounts                 1,119              1,008
Net securities gains                                   4                 (8)
Other income                                       1,402                739
                                                 -------             ------
  Total noninterest income                         2,958              2,122
                                                 -------             ------
NONINTEREST EXPENSE
Salaries and employee benefits                     4,699              3,697
Occupancy                                            997              1,162
Other                                              2,609              1,889
                                                 -------             ------
  Total noninterest expense                        8,305              6,748
                                                 -------             ------
Income before provision for income taxes           3,522              3,246
Provision for income taxes                         1,162                850
                                                 =======             ======
      NET INCOME                                 $ 2,360          $   2,396
                                                 =======          =========


Basic net income per common share                $ 0.628          $   0.637
Diluted  net income per common share             $ 0.628          $   0.637
Dividends declared per common share              $ 0.250          $   0.230

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY


  (in thousands except for share data)                                                            Unrealized
                                             Common Stock                                        Appreciation
                                          -------------------                                   (Depreciation)
                                            # of       Par    Comp.      Capital     Retained     Available-   Treasury    Total
                                           Shares     Value   Income     Surplus     Earnings    for-Sale Sec   Stock
                                          ------------------------------------------------------------------------------------------
Balances, December 31, 1996               3,759,912   $  38            $ 64,866    $  28,771    $    807      $  (559)    $93,923
 Comprehensive Income:
  Net income                                    ---     ---  $ 2,396        ---        2,396         ---          ---       2,396
   Other  Comprehensive Income, net of tax
    Net Change in Unrealized Loss on Securities
    Available-for-Sale, net of reclassification
    adjustment                                                (1,429)
                                                              ------
    Comprehensive Income                                      $  967
                                                              ======
Cash dividend                                   ---     ---                ----         (865)        ---          ---        (865)
Stock dividend                                  ---     ---                ----          ---         ---          ---        ---

Net Changes in Unrealized Appreciation on
  Securities Available-for-Sale                 ---     ---                 ---          ---      (1,419)         ---      (1,419)

Sales of Treasury Stock                         ---     ---                 ---          ---         ---          604         604
Purchases of Treasury Stock                     ---     ---                 ---          ---         ---       (1,013)     (1,013)
   Employee Stock  Ownership Plan  (ESOP)       ---     ---                (157)         153          (2)          (6)        (12)
                                          =========   =====            ========    =========    ========      =======    ========
Balances, March 31, 1997 (Unaudited)      3,759,912   $  38            $ 64,709    $  30,455    $    614      $  (974)    $93,614
                                          =========   =====            ========    =========    ========      =======   =========


Balances, December 31, 1997               3,759,912   $  38            $ 64,875     $ 35,074    $  1,044      $(1,115)  $  99,916

Comprehensive Income:
  Net income                                    ---     ---  $ 2,360        ---        2,360         ---          ---       2,360


Other Comprehensive Income, net of tax
Net Changes in Unrealized Loss on Securities
Available-for-Sale, net of reclassification
adjustment                                                      (160)
                                                             =======
  Comprehensive Income                                       $ 2,200
                                                             =======

Cash dividend                                   ---     ---                 ---         (940)        ---          ---        (940)
Net Changes in Unrealized Appreciation on
  Securities Available-for-Sale                 ---     ---                 ---          ---        (156)         ---        (156)

Sales of Treasury Stock                         ---     ---                              ---         ---          475         475
Purchases of Treasury Stock                     ---     ---                 ---          ---         ---         (890)       (890)
Gain on Sale of Treasury Stock                  ---     ---                 165          ---         ---          ---         165

                                          ---------   -----           ---------     --------      ------     --------    --------
Balances, March 31, 1998 (Unaudited)      3,759,912   $  38           $  65,040     $ 36,494      $  888     $ (1,530)   $100,930
                                          =========   =====           =========     ========      ======     ========    ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)

                                                                  Unaudited
                                                            Three months ended
OPERATING ACTIVITIES                                              March 31,
                                                           -----------------------
                                                              1998           1997
                                                           -----------------------
Net income                                                 $  2,360       $  2,396
Adjustments to reconcile net income to cash
  provided by operating activities:
   Provision for loan losses                                    938            466
   Depreciation on premises and equipment                       762            653
   Amortization and accretion of investment
     securities                                                  53            121
   Increase in other assets                                  (1,301)        (1,117)
   Decrease in other liabilities                               (564)          (307)
                                                           --------       --------
Net cash provided by operating activities                     2,248          2,212
                                                           --------       --------

INVESTING ACTIVITIES

Proceeds from sales and maturities of
  available-for-sale securities                              12,439         12,868
Proceeds from maturities of
   held-to-maturity securities                                7,290          5,156
Purchases of investment securities                          (25,290)       (24,454)
Net increase in federal funds sold                           (3,625)        (6,100)
Net increase in loans                                       (21,263)       (16,257)
Purchases of premises and equipment                            (750)          (820)
                                                           --------       --------
Net cash used in investing activities                       (31,199)       (29,607)
                                                           --------       --------

FINANCING ACTIVITIES

Net decrease in demand deposits                               7,546           (355)
Net increase in savings and MMDA                              5,374         (6,013)
Net increase in time deposits                                32,320         36,567
Net decrease in repurchase
  agreements and federal funds purchased                     (1,591)          (712)
Net decrease in other borrowings                             (7,902)           ---
Cash dividends paid                                            (940)          (865)
Sales of treasury stock                                         475            604
Purchase of treasury stock                                     (890)        (1,013)
                                                           --------       --------
Net cash provided by financing activities                    34,392         28,213
                                                           --------       --------

    Increase (decrease) in cash and cash
      equivalents                                             5,441            818
                                                           --------       --------
Cash and cash equivalents at the beginning of
  the period                                                 46,873         57,565
                                                           --------       --------
Cash and cash equivalents at the end of
  the period                                               $ 52,314       $ 58,383
                                                           ========       ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)

                                                                   Unaudited
                                                                Three months ended
              SUPPLEMENTAL DISCLOSURES OF                           March 31,
                 NONCASH INVESTING AND
                  FINANCING ACTIVITIES
                                                             ----------     ---------
                                                                1998          1997
                                                             ----------     ---------
Unrealized Appreciation (Depreciation)
  of Securities, net of Deferred Taxes                        $   (156)     $ (1,421)
Increase in Other Real Estate Owned                           $     66      $    109

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            PIONEER BANCSHARES, INC.

A.       PRESENTATION OF FINANCIAL INFORMATION

The financial statements in this report have not been audited. The information included herein should be read in conjunction with the notes to consolidated financial statements included in the 1997 Annual Report to Shareholders which was furnished to each shareholder of the Company on March 25, 1998. The consolidated financial statements presented herein conform to generally accepted accounting principles and to general industry practices.

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

Accounting Policies

During interim periods, the Company follows the accounting policies set forth in its Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. Since December, 1997, there have been no changes in any accounting principles or practices, or in the method of applying any such principles or practices.

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

FASB Statements No. 114 & 118

For purposes of these Statements, management maintains the following policy. Impaired loans are divided into two classifications: doubtful and loss. "Doubtful" loans indicate probable loss and are reserved at 50% of outstanding principal regardless of underlying collateral value. If collateral value is less than 50% of principal, then additional specific reserves are allocated. "Loss" loans are deemed uncollectible by management and are reserved at 100% of outstanding principal value. The Company charges-off loans that it deems to be substantially uncollectible. The Directors Loan Committee approves all loan charge-offs. The following table details impaired loans:

                                                                       -------------------------
                                                                                 March 31,
                                                                       -------------------------
                                                                            1998         1997
                                                                        ------------------------
Principal balance                                                       $   258,059   $  274,098
Interest income recorded during loan impairment                                 ---          ---
Reserve for potential credit losses                                         143,040      137,049
Unreserved portion of impaired loans                                        115,019      137,049
Average principal balance quarter-to-date                                   409,092      149,693
Average principal balance year-to-date                                      409,092      149,693

Impaired loans are identified according to the two classification methods in the following table:

                                                                        ------------------------
                                                                                 March 31,
                                                                        ------------------------
                                                                            1998         1997
                                                                        ------------------------
Doubtful loans outstanding.                                             $   258,059   $  274,098
Loss loans outstanding                                                          ---          ---
                                                                        ------------------------


The Company's method of valuing impaired loans approximates fair value as defined in Statements No. 114 & 118.

Earnings Per Common Share

Basic earnings per share ("EPS") is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) . Diluted EPS is computed by dividing income available to common shareholders by the weighted average number of shares outstanding adjusted to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

B.    ACCOUNTING AND REGULATORY MATTERS

Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", changes the disclosures about pensions and other benefits provided by employers. This standard does not affect accounting measurements nor does it revise the disclosures made in the financial statements of the plans. Rather, this standard applies to financial statements of sponsors of such plans and harmonizes the disclosures for various types of plans. The provisions of SFAS No. 132 are effective for fiscal years beginning after December 15, 1997. Early application is encouraged. Management intends to include appropriate disclosures in the Company's financial reports as of December 31, 1998.

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                           OF PIONEER BANCSHARES, INC.

OVERVIEW

The Company ended the first quarter with total assets of $993.1 million, a 3.8% increase from December 31, 1997 and an 10.7% increase from March 31, 1997. The Company reported net income for the first quarter of $2.36 million, or $0.628 basic earnings per share, compared to $2.39 million, or $0.637 basic earnings per share, for the same period in 1997.

NET INTEREST INCOME

Net interest income was $9.8 million for the three months ended March 31, 1998, compared to $8.3 million for the same period in 1997. This level of net interest income resulted primarily from, among other things, an increase in net interest spread of 12 basis points to 3.85% from 3.73%. The net interest margin was 4.65% in the first quarter of 1998 compared to 4.48% in the first quarter of 1997. The margin increased because the yield on interest earning assets increased 40 basis points, while the rate paid on interest bearing liabilities increased only 28 basis points. (See "Net Interest Margin")

CASH AND DUE FROM BANKS

Cash and due from banks increased from $46.9 million as of December 31, 1997, to $52.3 million as of March 31, 1998, representing a 11.5% increase. The increase is indicative of normal business cycles in the industry. Cash and due from bank balances will fluctuate depending on monthly cycles and the volume of uncollected funds deposited by bank customers. It is management's desire to maintain adequate cash reserves to meet our customers' cash needs.

INVESTMENTS

Investment securities increased from $205.1 million to $209.7 million, or 2.2% from December 31, 1997 to March 31, 1998. This increase was due to deposits growing faster than the loan portfolio, creating a temporary liquidity availability. Maturities, sales and prepayments within the securities portfolio were reinvested in securities, thereby decreasing liquidity for loan growth. From December 31, 1997 to March 31, 1998 the "Held-to-Maturity" securities decreased $7.3 million, or 15.1% while the "Available-for-Sale" securities increased $11.9 million, or 7.6%. The average expected life of the total investment security portfolio at March 31, 1998 was 3.1 years with an average tax equivalent yield of 6.42%. Taxable equivalent adjustments, using a 34 percent tax rate, have been made in calculating yields on tax-exempt obligations.

Since December 31, 1997, interest rate volatility in the bond market has decreased the value of the investment portfolio by $180,482. Interest rates increased as the fears of Asia's financial difficulties subsided and interest rates returned to their normal trading levels. Continued strength of the U.S. dollar and the lack of any sign of inflation kept interest rates from rising even higher. Regarding the investment portfolio, management intends to decreased due to the decrease in the federal deficit causing treasury debt prices to increase (i) buy securities only during those times when prices appear most favorable, (ii) maintain maturities five years or less and (iii) avoid excessive call exposure.

FASB 115 requires that the "Available for Sale" portfolio be valued at market prices and any difference be recorded as a change in asset value to the investment portfolio and capital. As of March 31, 1998, the FASB 115 adjustment resulted in an increase in the asset value of the investment portfolio of $1.3 million and an adjustment to the capital account of $888,000, after reserving $457,000 for deferred taxes.

As of March 31, 1998, the Company had $22.5 million invested in Federal Funds compared to $18.8 million at December 31, 1997. Management continually monitors the Company's liquidity position to determine the necessary balances of short term investments and to consider alternative uses of such funds.

LOAN PORTFOLIO

Loans, net of unearned income, increased $21.3 million, or 3.3% from December 31, 1997 to March 31, 1998. The loan mix changed marginally from year end 1997 to quarter end, March 31, 1998. The largest dollar volume loan category increase occurred in commercial loans by $13.5 million, or 8.1% from December, 1997 to March, 1998. Consumer credit card loans decreased $208,000, or 4.6%. Residential real estate loans increased $13.6 million, or 7.9% from December 31, 1997 to March 31, 1998, due to a strong demand for home equity loans and home refinancing. Real estate construction loans increased 3.8%, or $2.1 million, for the same period. This increase in construction loans is one indication of a moderately strong local economy.

Management is anticipating moderate loan growth for the remainder of the year. However, the amount of such growth, if any, will depend upon general economic conditions, including whether or not the Federal Reserve increases or maintains current interest rate levels. Higher interest rate levels will reduce the growth rate of the loan portfolio. Management continues to monitor the mix of loans and the introduction of new loan products to ensure our customers are provided with the best borrowing opportunities.

The Company had no foreign loans or loans to lesser developed countries as of March 31, 1998. The Company has not invested in loans to finance highly leveraged transactions ("HLT"), such as leveraged buy-out transactions, as defined by the Federal Reserve and other regulatory agencies. There has not been a concentration in lending to any one industry segment. The Company's loan mix is further described in the table below.

                                 LOAN PORTFOLIO
                                 (in thousands)

                               March         Percent       December           Percent
                               1998          of Total        1997             of Total
                               ----          --------        ----             --------
Commercial, financial
   and agricultural          $181,165        26.93%        $167,655            25.74%
Real estate:
   Construction and
      land development         56,688         8.43%          54,624             8.39%
   Residential                185,758        27.62%         172,124            26.43%
   Commercial                 156,250        23.23%         155,348            23.86%
Consumer
   Credit cards                 4,270         0.63%           4,478             0.69%
   Installments                88,322        13.13%          96,739            14.85%
Lease financing                   175         0.03%             266             0.04%
                             --------------------------------------------------------
Total Gross Loans             672,628       100.00%         651,234           100.00%
                                            ======                            ======
Less:
   Unearned income              1,607                         1,476
   Allowance for
      loan losses               8,415                         7,837
                             --------                      --------
Total Net Loans              $662,606                      $641,921
                             ========                      ========

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

The economic outlook for the State of Tennessee, where the Company does business, is cautious. However, it is generally performing similar to the nation as a whole. In the Company's markets, real estate values appear to have increased slightly as interest rates have eased lower and new housing starts have remained steady since the first quarter. A continued healthy economy will probably hold the level of net charge-offs and delinquencies for the remainder of 1998 at or below historical peer group averages.

Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss reserve. The allowance for possible loan losses increased $578,000, or 7.4% during the first quarter of 1998. The provision charged to expense is based on a continuous analysis by the Company's management of potential losses in the loan portfolio and management's efforts to maintain a percentage of the allowance for possible loan loss reserve at 1.25% of gross outstanding loans.

The Company's allowance for possible loan losses as a percentage of average loans, net of unearned income, was 1.27% at March 31, 1998 as compared to 1.23% at December 31, 1997. The allowance for loan losses at March 31, 1998, and December 31, 1997, provided 157.3% and 164.97% coverage of nonperforming assets and loans 90 days or more past due, respectively. Net charge-offs (annualized as a percentage of average quarter-to-date loans) were 0.22% during the first quarter of 1998 as compared to 0.05% for the same period one year ago. At March 31, 1998, management believes that the allowance for possible loan losses is sufficient to absorb potential losses.

                           ALLOWANCE FOR LOAN LOSSES
                                 (in thousands)

                                           ------------------------------------------------------------------------
                                                1998                                   1997
                                           ------------------------------------------------------------------------
Quarter Ending                                March 31        Dec 31         Sept 30        June 30        March 31
                                           ------------------------------------------------------------------------
Balance at beginning of period             $  7,837        $  7,651        $  6,940        $  6,153        $  5,758
Loans charged-off                               442             889             529             433             242
Loans recovered                                  82             210             117              64             171
                                           ------------------------------------------------------------------------
  Net charge-offs (recoveries)                  360             679             412             369
                                                                                                                 71
Provision for loan losses charged
   to expense                                   938             865           1,123           1,156             466
                                           ------------------------------------------------------------------------
Balance at end of period                   $  8,415        $  7,837        $  7,651        $  6,940        $  6,153
                                           ========================================================================
Allowance for loan losses as
a percentage of average loans
outstanding for The period                     1.27%           1.23%           1.27%           1.22%           1.17%

Allowance for loan losses as a
percentage of nonperforming assets
and loans 90 days past due
outstanding at end of  the period            157.30%         164.97%         267.52%         240.64%         247.41%


Annualized QTD net charge-offs as
   a percentage of average loans
   outstanding for  the period                 0.22%           0.43%           0.27%           0.26%           0.05%

Annualized YTD net charge-offs as
   a percentage of average loans
   outstanding for  the period                 0.22%           0.26%           0.19%           0.16%           0.05%


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

Nonperforming assets include nonperforming loans, renegotiated loans, foreclosed real estate held for sale and foreclosed other personal property held for sale. As of March 31, 1998, nonperforming assets were $5.0 million as compared to $2.6 million at December 31, 1997. The ratio of nonperforming assets to average loans, net of unearned income, other real estate and other nonperforming assets was 0.76% at March 31, 1998, compared to 0.41% at December 31, 1997 and 0.41% at March 31, 1997. The increase in nonperforming assets is primarily due to the addition of one large secured loan. Management is unable to estimate the amount of recovery on the loan at this time.

Total nonperforming loans to total average loans increased from 0.29% at December 31, 1997, to 0.63% at March 31, 1998. Loans past due 90 days or more as a percentage of total average loans decreased to 0.05% as of March 31, 1997, compared to 0.33% as of December 31, 1997. Management believes that asset quality remains strong despite the increase in nonperforming loans during the first quarter and will remain strong throughout the remainder of 1998.

Net loans charged off during the first quarter of 1998 were $442,000 compared to a $242,000 for the same period of 1997. Further detail of loan charge-offs and recoveries is presented in the table "Allowance for Loan Losses."

NONPERFORMING ASSETS AND PAST DUE LOANS
                                 (in thousands)

                                           ---------------------------------------------------------------------
                                             1998                                1997
                                           ---------------------------------------------------------------------
Quarter Ending                             March 31        Dec 31        Sept 30        June 30         March 31
                                           ---------------------------------------------------------------------
Avg loans, net of unearned income          $660,896       $636,559       $603,579       $566,628       $526,599
                                           ====================================================================
Nonaccrual loans                           $  4,179       $  1,836       $  1,856       $  1,708       $  1,488
Renegotiated or restructured loans                0              0              0              0              0
                                           --------------------------------------------------------------------
   Total nonperforming loans                  4,179          1,836          1,856          1,708          1,488
Other real estate owned, net                    753            687            352            571            670
Other non-performing assets                      94            107             67             24             26
                                           --------------------------------------------------------------------
   Total nonperforming assets              $  5,026       $  2,630       $  2,275       $  2,303       $  2,184
                                           ====================================================================

Loans 90 days or more past due
   and still accruing                      $    323       $  2,120       $    585       $    581       $    303
Total nonperforming loans as a
   percentage of total avg loans               0.63%          0.29%          0.31%          0.30%          0.28%
Total nonperforming assets as a
   percentage of total avg loans, ORE
   and other nonperforming assets              0.76%          0.41%          0.38%          0.41%          0.41%
Loans 90 days past due as a
   percentage of total avg loans               0.05%          0.33%          0.10%          0.10%          0.06%

DEPOSITS

Total deposits increased $45.2 million, or 6.0% from $748.4 million at December 31, 1997 to $793.6 million at March 31, 1998. The increase is due primarily to customers investing in time deposits and increases in large CD's. Total interest bearing deposits increased $36.2 million from

December 31, 1997 to March 31, 1998. Noninterest bearing demand deposits increased in the first three months of 1998 from December 31, 1997 by $9 million, or 7.1%. From December 31, 1997 to March 31, 1998, interest bearing transaction accounts decreased $1.5 million, or 1.1%, while money market accounts and savings accounts increased $707,000, or 1.2% and increased $4.7 million, or 4.2%, respectively.

Federal funds purchased and securities sold under agreements to repurchase decreased $1.6 million, or 2.6% from December 31, 1997 to March 31, 1998. Counterparties to the agreements to repurchase are commercial account customers, where excess funds from noninterest bearing checking accounts are transferred nightly to a collateralized interest bearing repurchase account. These accounts are not FDIC insured, therefore the Company collateralizes the deposits with securities from the investment portfolio. For the quarter ended March 31, 1998, none of the repurchased agreements were brokered. As of March 31, 1998 and December 31, 1997, the Company's had no federal funds purchased. The Company uses borrowings from the Federal Home Loan Board ("FHLB") to supplement the management of interest rate risk by matching maturities within the loan portfolio with FHLB borrowings. At March 31, 1998 total FHLB borrowings were $30.0 million, or $8 million lower than on December 31, 1997. Regarding the Company's deposit mix, savings deposits and both interest bearing and noninterest bearing transaction deposits accounted for 48.2%, 49.5% and 49.2% of total deposits at March 31, 1998, December 31, 1997 and March 31, 1997, respectively. Large certificates of deposits, representing 11.2% of total deposits, is higher than 9.4% at December 31, 1997 and 10.6% at March 31, 1997.

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

Net cash provided by operating activities for the three months ended March 31, 1998, totaled $2.2 million. For the same period, net cash used by investing activities totaled $31.2 million consisting of proceeds from maturities and sales of investment securities of $19.7 million, with cash outflows of $25.2 million in investment securities purchases, and a $21.3 million increase in loans outstanding. Net cash provided by financing activities of $34.4 million consisted of an increase in demand deposits of $7.5 million, an increase in savings deposits of $5.4 million and increases in time deposits of $32.3 million and a decrease in other borrowings of $7.9 million. The payment of $940,000 in common stock dividends and intercompany dividends was funded from earnings and equity, respectively. Intercompany dividends are used to fund the ongoing operations of the holding company in lieu of management fees. Management will stagger the purchases of investment securities within a four year maturity horizon to provide sufficient liquidity to the loan portfolio. Management does not anticipate any unexpected funding needs in the near future that could not be satisfied with current cash generated from investing activities.

Total stockholders' equity, adjusted for the unrealized appreciation on securities available for sale, to total assets at March 31, 1998 and December 31, 1997 was 10.07% and 10.33%, respectively. The Company's book value per share, increased from $26.57 at December 31, 1997 to $26.84 at March 31, 1998. The Company's Tier I risk based capital ratio, total risk based capital ratio and leverage capital ratio at March 31, 1998 were 12.88%, 14.03% and 9.78%, respectively, exceeding the fully phased-in required capital ratios of 4.00%, 8.00% and 3.00%, respectively. These ratios as of December 31, 1997, were 12.91%, 13.99% and 10.29%, respectively. Increased regulatory activity in the financial industry as a whole will continue to impact the structure of the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on repricing relationships of assets and liabilities during periods of changes in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities that are subject to repricing at various time horizons. The following table illustrates the Company's exposure to interest rate fluctuations as of March 31, 1998:

                                        INTEREST RATE SENSITIVITY ANALYSIS
                                               as of March 31, 1998
                                                  (in thousands)
                            ---------------------------------------------------------------------------------------------
                                               Over 3          Over 1
                                               Months           Year                            Non-
                              3 Months        through         through           Over          Interest
                               or less       12 Months        5 Years         5 Years        Sensitive         Total
                            --------------------------------------------------------------------------------------------
ASSETS:
Interest Earning Assets:
Loans, net of unearned
   income                   $     253,332   $   56,179     $   331,187       $  30,323            ---       $   671,021
   Less: Allowance for
      loan losses                     ---          ---             ---             ---      $  (8,415)           (8,415)
   Net loans                --------------------------------------------------------------------------------------------
                                  253,332       56,179         331,187          30,323         (8,415)          662,606
Investment securities              22,373       66,630          77,912          42,816            ---           209,731
Federal funds sold                 22,455          ---             ---             ---            ---            22,455
                            --------------------------------------------------------------------------------------------
   Total earning assets           298,160      122,809         409,099          73,139         (8,415)          894,792
Cash and other assets                 ---          ---             ---             ---         98,295            98,295
                            --------------------------------------------------------------------------------------------
   Total assets             $     298,160   $  122,809     $   409,099       $  73,139      $  89,880       $   993,087
                            ============================================================================================

                            ---------------------------------------------------------------------------------------------
                                               Over 3          Over 1
                                               Months           Year                            Non-
                              3 Months        through         through           Over          Interest
                               or less       12 Months        5 Years         5 Years        Sensitive         Total
                            ---------------------------------------------------------------------------------------------
LIABILITIES  AND
   STOCKHOLDERS'
      EQUITY:
Interest Bearing
Liabilities
Interest bearing demand
   deposits                 $     21,114    $   38,769     $   69,282        $    2,130             ---     $   131,295
Money market accts                   ---        29,290         29,290               ---             ---          58,580
Savings deposits                     ---        13,899         89,183            12,741             ---         115,823
Other time deposits              110,266       124,664         28,203                               ---         263,158
                                                                                     25
CD's of $100,000
   or more                                      41,555          9,402                 9             ---          89,115
                                  38,149
Federal funds purchased
   and securities sold
   under agreements
   to repurchase                  58,848           ---            ---               ---             ---          58,848
Other borrowings                  10,000        10,000         10,000               ---             ---          30,000
                            ---------------------------------------------------------------------------------------------
   Total interest bearing
      liabilities                238,377       258,177        235,360            14,905             ---         746,819
Non-interest bearing
   demand deposits                   ---           ---            ---               ---     $   135,690         135,690

Other liabilities                    ---           ---            ---               ---           9,648           9,648
Stockholders' equity                 ---           ---            ---               ---         100,930         100,930
                            ---------------------------------------------------------------------------------------------
   Total liabilities and
      stockholders' equity   $   238,377    $  258,177     $  235,360        $   14,905     $   246,268     $   993,087
                            =============================================================================================

Interest sensitivity gap     $    59,783    $ (135,368)    $  173,739        $   58,234
Cumulative interest
   sensitivity gap           $    59,783    $  (75,585)    $   98,154        $  156,388
Cumulative interest
   sensitivity gap as a
   percentage of
   total earning assets             6.68%        (8.45)%        10.97%            17.48%


In analyzing the interest rate sensitivity at March 31, 1998, the Company is liability sensitive in the less than twelve month categories in the amount of $75.6 million. In the greater than one year categories, the Company is asset sensitive in the amount of $231.9 million. Overall the Company is asset sensitive in the amount of $156.4 million. During periods of increasing interest rates, asset sensitivity would enable the Company to reprice earning assets faster than interest bearing liabilities, therefore optimizing net interest margins. During periods of decreasing interest rates, being asset sensitive would narrow net interest margins, because interest earning assets would reprice faster at lower rates before the repricing of the interest bearing liabilities. Management maintains several interest rate risk models, regularly meets with the Board of Directors to discuss asset/liability management issues and believes this level of exposure to interest rate fluctuations to be acceptable.

NET INCOME

Net income for the three months ended March 31, 1998 decreased $36,000, or 1.5% over the same period in 1997. Basic net income per share for the first three months decreased $0.009, or 1.4% to $.628 per share compared to $.637 per share for the same period one year ago. Changes in diluted net income per share were identical during the same periods. Net income decreased due to an increase in the loan loss provision of $472,000 over the same period in 1997 and an increase in non-interest expenses and the Company's effective tax rate. Annualized return on average assets for the three months ending March 31, 1998 was .98% as compared to 1.10% for 1997. The annualized return on average equity for the first three months of 1998 was 9.47%, compared to 10.30% for the same period in 1997.

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

The following table shows average balances, interest income and interest expense, and yields/rates for the three months ending March 31, 1998 and 1997.

CONSOLIDATED AVERAGE BALANCE SHEET
   INTEREST INCOME/EXPENSE AND
   YIELD/RATES

Taxable Equivalent Basis
(in thousands)
                                                                    Three months ended
                                                                             March 31,

                                              -------------------------------------------------------------------------
Assets                                                       1998                                 1997
                                              -------------------------------------------------------------------------
                                                Average     Income/      Yield/      Average     Income/      Yield/
Earning assets:                                 Balance     Expense       Rate       Balance     Expense       Rate
                                              -------------------------------------------------------------------------
Loans, net of unearned income
                                              $   660,896   $  14,894    9.14%      $  526,599   $  11,545    8.77%
Investment securities                             203,534       3,208    6.39%         245,649       4,004    6.52%
Other earning assets                               25,669         340    5.37%          14,414         191    5.30%
                                               ----------------------               ----------------------
   Total earning assets                           890,099      18,442    8.40%         786,662      15,740    8.00%
                                                            ---------                            ---------
Allowance for loan losses                          (8,006)                              (5,943)
Cash and other assets                              89,956                               90,174
                                              ===========                           ==========
                TOTAL ASSETS                  $   972,049                           $  870,893
                                              ===========                           ==========


Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits
                                              $   133,377   $     836    2.54%      $  122,731   $     831    2.71%
Savings deposits                                  113,454         928    3.32%         106,351         843    3.17%
Time deposits                                     308,092       4,083    5.37%         290,347       3,669    5.05%
Time deposits of $100,000 or more                  80,511       1,160    5.84%          66,572         892    5.36%
Federal funds purchased and securities
   sold under agreement to repurchase              62,349         714    4.64%          52,515         560    4.27%
Other borrowings                                   35,955         517    5.83%          10,000         132    5.28%
                                               ----------------------               ----------------------
   Total interest bearing liabilities             733,738       8,238    4.55%         648,516       6,927    4.27%
                                                            ---------
Net interest spread                                         $  10,204    3.85%                   $   8,813    3.73%
                                                            =========                            =========
Noninterest bearing demand deposits               127,742                              120,907
Accrued expenses and other liabilities             10,865                                8,389
Stockholders' equity                               99,704                               93,081
                                               ----------                           ----------
           TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY              $   972,049                           $  870,893
                                              ===========                           ==========
Net yield on earning assets                                              4.65%                                4.48%

Taxable equivalent adjustment:
   Loans                                                   $       27                           $        9
   Investment securities                                          366                                  465
                                                           ==========                           ==========
      Total adjustment                                     $      393                           $      474
                                                           ==========                           ==========


The net yield on earning assets increased 17 basis points from the first quarter of 1997 to the first quarter of 1998, 4.48% to 4.65%, respectively. The increase resulted from changes in rates, volumes and mix of interest earning assets and interest bearing liabilities. In addition, the average balance of noninterest bearing demand deposits increased $6.8 million, or 5.7%. On a tax equivalent basis, interest income on earning assets increased $2.7 million, or 17.2% due to an increase of $103.4 million, or 13.1% in the average volume of interest earning assets. The development of the mix of interest earning assets is the primary factor of the improved yields of earning assets as a whole. The average balances of loans increased $134.3 million, or 25.5%, while the average balance of securities decreased $42.1 million, or 17.1% and the average balance of other earning assets, primarily federal funds sold, increased $11.3 million, or 78.1%. As a percentage of total earning assets, loans increased from 66.9% to 74.2%, investment securities decreased from 31.2% to 22.8%, and other earning assets increased from 1.9% to 3.0%, for the first quarter of 1997 and the first quarter of 1998, respectively. Rates earned on loans increased 37 basis points, while rates earned on investment securities decreased 13 basis points. The rates earned on other earning assets increased 7 basis points. The rate on total earning assets increased 40 basis points. Interest expense on interest bearing liabilities increased $5,000, or less than 1% in the first quarter of 1998 compared to the same period last year. Average balances on interest bearing liabilities increased by $85.2 million, or 13.1%. The average balances of interest bearing demand deposits increased from first quarter of 1997 to first quarter of 1998 by $10.7 million, or 8.7%. Savings accounts increased for the same time periods by $7.1 million, or 6.7%. The rates paid on these type of accounts during the three months ending March 31, 1998, and 1997, decreased 17 and increased 15 basis points, respectively. The average balance of time deposits, including time deposits over $100,000, increased $31.7 million, or 8.9% and the rate paid increased 4 basis points. Net interest spread and net interest spread rate increased from the first quarter 1997 to the first quarter 1998 by $1.4 million and 12 basis points, respectively.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and commissions.

                               NONINTEREST INCOME
                                 (in thousands)

                                      Three Months
                                     Ended March 31,      Percent
                                   ---------------------
                                     1998       1997       Change
                                   --------------------------------
Trust income                       $     433   $    383      13.05%
Service charge on deposit accounts     1,119      1,008      11.01%
Net securities gains (losses)              4         (8)    150.00%
Other income                           1,402        739      89.72%
                                   =====================
   TOTAL                           $   2,958   $  2,122      39.40%
                                   =====================

Trust fees increased $50,000 or 13.05% from the first quarter of 1998 compared to the first quarter of 1997 reflecting continued steady growth in the earnings derived from fiduciary activities. Service charges increased $111,000, or 11.01% for the three months ended March 31, 1998, as compared to the quarter ended March 31, 1997. The increase in service charges is attributable to a new fee structure that was implemented during the third quarter of 1997. Net securities gains of $4,000 were realized in the first quarter of 1998, compared to the loss of $8,000 realized in the same period of 1997. Other noninterest income increased $663,000, or 89.72% for the first quarter 1998 compared to the first quarter of 1997. The increase in other noninterest income is primarily attributable to the sale of Company properties, which in management's opinion, were no longer needed for continuing operations.

NONINTEREST EXPENSE

Salaries and benefits increased $1,002,000 , or 27.1% for the three months ending March 31, 1998, as compared to March 31, 1997 due to Company growth including the establishment of Pioneer Bank, f.s.b. Occupancy expenses decreased $165,000, or 14.2% due to increased rent income. Management anticipates the level of spending for occupancy expense to be about the same as last year. Other expenses increased $720,000, or 38.12% for the first quarter ending March 31, 1998, compared to the same period last year.

                               NONINTEREST EXPENSE
                                 (in thousands)

                                       Three Months
                                     Ended March 31,      Percent
                                   ---------------------
                                     1998       1997       Change
                                   ---------------------------------
Salaries and benefits              $   4,699  $   3,697      27.10%
Net occupancy expense                    997      1,162     (14.20)%
Other expense                          2,609      1,889      38.12%
                                   ---------------------

   TOTAL                           $   8,305  $   6,748      23.07%
                                   =====================

PROVISION FOR INCOME TAXES

The Company's provision for income taxes increased $312,000, or 36.7% to $1,162,000 for the three months ended March 31, 1998, as compared to $850,000 for the same period in 1997. The effective tax rate was 32.9% for the three months ended March 31, 1998 as compared to 26.2% for March 31, 1997. This increase is attributable to a large decrease in tax free investments in the company's loan portfolio and gains on the sale of company property. The notes to the December 31, 1997, financial statements provide additional information regarding the Company's taxes.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The table below presents in tabular form the contractual balances and the estimated fair value of the Company's on-balance sheet financial instruments at their expected maturity dates as of March 31, 1998. The expected maturity categories take into consideration historical prepayment experience as well as management's expectations based on the interest rate environment as of March 31, 1998. For core deposits without contractual maturity (i.e., interest bearing checking, savings and money market accounts), the table presents principal cash flows based on management's judgment concerning their most likely runoff or repricing behaviors. Weighted average variable rates are based on implied forward rates in the yield curve as of March 31, 1998. See "Management's Discussion and Analysis - Balance Sheet Management."

MARKET RISK INFORMATION                                                                                                      FAIR
(in thousands )                                                        PRINCIPAL AMOUNT MATURING IN:                        VALUE
RATE SENSITIVE ASSETS:                          1998       1999     2000       2001       2002    Thereafter       Total      1998
-----------------------------------------------------------------------------------------------------------------------------------
Fixed interest rate loans                    $122,629    87,925   71,127      02,736     25,720      32,737       442,874   440,464
Average interest rate                             .08%     9.04%    9.03%       8.95%      9.03%       9.04%         9.03%
Variable interest rate loans                 $184,398    34,380    8,383         790        197           -       228,147   228,147
Average interest rate                            9.02%     9.00%    8.93%       8.92%      8.74%          -          9.01%
Fixed interest rate securities               $ 59,231   $27,558   20,869      15,560      7,079      50,072       180,369   180,559
Average interest rate                            6.67%     6.49%    6.32%       6.45%      6.30%       6.32%         6.47%
Variable interest rate securities            $  2,026     3,030    4,552           -          -      19,754        29,362    29,362
Average interest rate                            6.27%     6.14%    6.23%          -          -        6.25%        6.24%
Other interest bearing assets                $ 22,455         -        -           -          -           -        22,455    22,455
Average interest rate                            5.48%        -        -           -          -           -          5.48%

RATE SENSITIVE LIABILITIES:                     1998       1999     2000       2001       2002    Thereafter       Total      1998
-----------------------------------------------------------------------------------------------------------------------------------
Savings and interest bearing checking        $119,372    23,663   23,663      19,867     19,867      40,686       247,118   247,118
Average interest rate                            3.16%     3.06%    3.05%       2.92%      2.73%       2.50%         2.98%
Fixed interest rate time deposits            $321,041    25,221    3,595       9,504      2,170          20       361,551   349,663
Average interest rate                            5.66%     5.72%    5.58%       5.38%      5.10%       5.50%         5.65%
Variable interest rate time deposits         $ 34,494    14,184      624           -          -           -        49,302    49,302
Average interest rate                            3.96%     3.67%    3.20%                                            3.87%
Fixed rate borrowings                        $ 10,000   $20,000        -           -          -           -        30,000    30,000
Average interest rate                            5.35%     5.66%       -           -          -           -          5.56%
Variable rate borrowings                     $ 58,848         -        -           -          -           -        58,848    58,848
Average interest rate                            4.64%        -        -           -          -           -          4.64%

                                     PART II
                                OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Change in Securities

         None

ITEM 3.  Defaults Upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of Pioneer Bancshares, Inc. stockholders was held on April 22, 1998 at the Chattanooga Trade Center. Only those items disclosed within the Pioneer Bancshares, Inc. Proxy Statement were voted.

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of the Report are as follows:

         Exhibit
         Number   Description

         3(a) Certificate of Incorporation, incorporated herein by reference from Registrant's Registration Statement on Form S-4 (Registration No. 33-49360).

         3(b) By-laws, incorporated herein by reference from Registrant's Registration Statement on Form S-4 (Registration No. 33-49360)

         11       Statement Re Computation of Basic and Diluted Earnings
                  Per Share


(b) Reports on Form 8-K.

         None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     Pioneer Bancshares, Inc.





Date:  May 14, 1998                  /s/ Rodger B. Holley
                                     --------------------
                                     Rodger B. Holley
                                     Chairman, President and CEO



Date:  May 14, 1998                  /s/Gregory B. Jones
                                     -------------------
                                     Gregory B. Jones
                                     Executive Vice President and Treasurer



Date:  May 14, 1998                  /s/Robert M. Wilbanks, Jr.
                                     --------------------------
                                     Robert M. Wilbanks, Jr.
                                     Vice President and Controller

                    PIONEER BANCSHARES, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

        Exhibit
        Number    Description                                             Page

         3(a) Certificate of Incorporation, incorporated herein by reference from Registrant's Registration Statement on Form S-4 (Registration No. 33- 49360).

         3(b) By-laws, incorporated herein by reference from Registrant's Registration Statement on Form S-4
                  (Registration No. 33-49360).

         11       Statement Regarding Computation of Basic and Diluted
                  Net Earnings per Share                                   25

         27       Financial Data Schedule (For SEC Use Only)
