Form 10-Q
period 1998-06-30
PIONEER BANCSHARES INC
filed 1998-08-14
CIK 889464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998
                                ---------------------------
                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                         Commission File Number 0-84254
                                               ---------

                            PIONEER BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            Delaware                                      62-1469913
-----------------------------------         ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  801 Broad Street, Chattanooga, TN                            37402
----------------------------------------    ------------------------------------
(Address of principal executive offices)                       Zip Code

Registrant's telephone number, including area code            423-755-0000
                                                       -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X    No
                                ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998:

       Title of Class                           Number of Shares Outstanding
       --------------                           ----------------------------
Common Stock, $.01 Par Value                             3,759,912

PIONEER BANCSHARES, INC.



INDEX                                                                                                    PAGE
-----                                                                                                    ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

         Consolidated Balance Sheets - June 30, 1998,
                  December 31, 1997 and June 30, 1997                                                      1

         Consolidated Statements of Income -
                  Three Months and Six Months Ended June 30, 1998                                          2
                   and June 30, 1997

         Consolidated Statements of Changes in Stockholders' Equity -
                  Six Months Ended June 30, 1998 and  June 30, 1997                                        3

         Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1998 and  June 30, 1997                                        4-5

         Notes to Consolidated Financial Statements                                                        6-9

Item 2.            Management's Discussion and Analysis
                           of Financial Condition and Results of Operations
                           of Pioneer Bancshares, Inc.                                                     10-25

PART II.         OTHER INFORMATION                                                                         26-27

         Signatures                                                                                        28

         Exhibit Index                                                                                     29

PART 1
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION
(in thousands)

                                                 Unaudited                 Unaudited
                                                  June 30,    December 31,  June 30,
                         ASSETS                     1998         1997         1997
                                                 ----------     --------     --------
Cash and due from banks                          $   60,085     $ 46,873     $ 62,988

Investment securities:
  Held-to-maturity (fair value of $31,152 at
    June 30, 1998, $48,587 at December 31,
    1997, and $53,127 at June 30, 1997)              30,912       48,396       53,133
  Available-for-sale                                176,117      156,691      189,784
Federal funds sold                                      175       18,830        3,470
Loans                                               702,343      651,234      593,745
  Less: Unearned income                               1,908        1,476        1,872
        Allowance for loan losses                     9,141        7,837        6,939
                                                 ----------     --------     --------
      Net loans                                     691,294      641,921      584,934
Premises and equipment, net of accumulated
  depreciation                                       23,125       22,740       20,448
Intangible assets                                     5,313        5,707        6,035
Other assets                                         17,530       15,732       15,324
                                                 ==========     ========     ========
  Total Assets                                   $1,004,551     $956,890     $936,116
                                                 ==========     ========     ========
                       LIABILITIES
Deposits
  Noninterest bearing demand deposits            $  139,941     $126,684     $142,597
  Interest bearing demand deposits                  134,716      132,755      128,563
  Money market accounts                              57,294       57,873       45,383
  Savings deposits                                  116,607      111,156      101,936
  Time deposits of less than $100,000               253,305      249,368      251,865
  Time deposits of $100,000 or more                 102,350       70,585       71,836
                                                 ----------     --------     --------
      Total deposits                                804,213      748,421      742,180
Federal funds purchased and securities
  sold under agreements to repurchase                68,592       60,439       61,508
Other borrowings                                     20,000       38,000       28,000
Other liabilities                                     8,622       10,114        8,223
                                                 ----------     --------     --------
      Total liabilities                             901,427      856,974      839,911
                                                 ----------     --------     --------
                  STOCKHOLDERS' EQUITY
Common stock par value $.01 per share;
   8,000,000 authorized; 3,759,912 issued                38           38           38
Surplus                                              65,190       64,875       64,709
Retained earnings                                    38,124       35,074       31,649
Unrealized appreciation/(depreciation) on
  securities available for sale                         936        1,044          783
Less: treasury stock - at cost                        1,164        1,115          974
                                                 ----------     --------     --------
  Total stockholders' equity                        103,124       99,916       96,205
                                                 ----------     --------     --------
  Total Liabilities and Stockholders' Equity     $1,004,551     $956,890     $936,116
                                                 ==========     ========     ========

CONSOLIDATED STATEMENTS OF INCOME
  (in thousands, except per share data)

                                                      Unaudited              Unaudited
                                                  Three months ended      Six months ended
                                                       June 30,               June 30,
                                                 -------------------     -------------------
INTEREST INCOME                                    1998        1997        1998        1997
                                                 -------     -------     -------     -------
Interest and fees on loans                       $15,673     $12,790     $30,556     $24,325
Interest on investment securities
  Taxable                                          2,374       2,620       4,475       5,195
  Tax exempt                                         689       1,020       1,397       1,984
Interest on federal funds sold                       232         151         572         335
Interest on other earning assets                       4           7          14          14
                                                 -------     -------     -------     -------
  Total interest income                           18,972      16,588      37,014      31,853
                                                 -------     -------     -------     -------
INTEREST EXPENSE
Interest bearing demand deposits                   1,112         819       1,953       1,650
Money market accounts                                508         407         961         823
Savings deposits                                     735         819       1,662       1,662
Time deposits of less than $100,000                3,575       3,469       7,197       6,722
Time deposits of $100,000 or more                  1,365       1,032       2,525       1,924
Federal funds purchased and securities
  sold under agreements to repurchase                747         805       1,461       1,365
Other borrowed money                                 328         209         846         341
                                                 -------     -------     -------     -------
  Total interest expense                           8,370       7,560      16,605      14,487
                                                 -------     -------     -------     -------
      Net interest income                         10,602       9,028      20,409      17,366
Provision for loan losses                          1,337       1,155       2,275       1,621
                                                 -------     -------     -------     -------
      Net interest income
         after the provision for loan losses       9,265       7,873      18,134      15,745
                                                 -------     -------     -------     -------
NONINTEREST INCOME
Trust income                                         453         404         886         787
Service charge on deposit accounts                 1,215       1,038       2,334       2,046
Net securities gains (losses)                          4          70           8          62
Other income                                         999         657       2,401       1,396
                                                 -------     -------     -------     -------
  Total noninterest income                         2,671       2,169       5,629       4,291
                                                 -------     -------     -------     -------
NONINTEREST EXPENSE
Salaries and employee benefits                     4,689       4,052       9,388       7,749
Occupancy                                            952         730       1,949       1,892
Other                                              2,447       2,179       5,056       4,068
                                                 -------     -------     -------     -------
  Total noninterest expense                        8,088       6,961      16,393      13,709
                                                 -------     -------     -------     -------
Income before provision for income taxes           3,848       3,081       7,370       6,327
Provision for income taxes                         1,278       1,021       2,440       1,871
                                                 =======     =======     =======     =======
      NET INCOME                                 $ 2,570     $ 2,060     $ 4,930     $ 4,456
                                                 =======     =======     =======     =======

Basic net income per common share                $ 0.684     $ 0.548     $ 1.311     $ 1.185
Diluted net income per common share              $ 0.683     $ 0.548     $ 1.311     $ 1.185
Dividends declared per common share              $  0.25     $  0.23     $  0.50     $  0.46

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands except for share data)

                                                                                                Unrealized
                                                                                               Appreciation
                                               Common Stock                                   (Depreciation)
                                            -------------------                                 Available-
                                             # of       Par    Comp.   Capital     Retained     for-Sale     Treasury
                                            Shares     Value  Income   Surplus     Earnings        Sec         Stock        Total
                                           ---------  ------  ------   --------    --------      -------      --------    ---------
Balances, December 31, 1996                3,759,912    $38            $ 64,866    $ 28,771      $   807      $   (559)   $  93,923
Comprehensive Income:
Net income                                        --     --   $4,456         --       4,456           --            --        4,456

Other Comprehensive Income, net of tax

Net Change in Unrealized Loss on
  Securities Avaliable-for-Sale, net of
  reclassification adjustment                                    (23)
Less: reclassification adjustment for gains
  included in net income                                         (62)
                                                              ------
Comprehensive Income                                          $4,371
                                                              ======

Cash dividend                                     --     --                  --      (1,730)          --            --       (1,730)
Stock dividend                                    --     --                  --          --           --            --           --

Net Changes in Unrealized
Appreciation on Securities
  Available-for-Sale                              --     --                  --          --          (23)           --          (23)

Sales of Treasury Stock                           --     --                  --          --           --           604          604
Purchases of Treasury Stock                       --     --                  --          --           --        (1,013)      (1,013)
  Employee Stock Ownership Plan (ESOP)            --     --                (157)        152           (1)           (6)         (12)
                                           ---------    ---            --------    --------      -------      --------    ---------
Balances, June 30, 1997 (Unaudited)        3,759,912    $38            $ 64,709    $ 31,649      $   783     $   (974)   $  96,205
                                           =========    ===            ========    ========      =======      ========    =========

Balances, December 31, 1997                3,759,912    $38            $ 64,875    $ 35,074      $ 1,044      $ (1,115)   $  99,916
  Comprehensive Income:
  Net income                                      --     --   $4,930         --       4,930           --            --        4,930

Other Comprehensive Income, net of tax
Net Changes in Unrealized Loss on
  Securities Available-for-Sale, net of
  reclassification adjustment                                   (108)
Less: reclassification adjustment for
 gains included in net income                                     (8)
                                                              ------
Comprehensive Income                                          $4,814
                                                              ======
Cash dividend                                     --     --                  --      (1,880)          --            --       (1,880)
Net Changes in Unrealized
  Appreciation on Securities
  Available-for-Sale                              --     --                  --          --         (108)           --         (108)

Sales of Treasury Stock                           --     --                              --           --           858          858
Purchases of Treasury Stock                       --     --                  --          --           --          (907)        (907)
Gains on Sales of Treasury Stock                  --     --                 315          --           --            --          315

                                           ---------    ---            --------    --------      -------      --------    ---------
Balances, June 30, 1998 (Unaudited)        3,759,912    $38            $ 65,190    $ 38,124      $   936      $ (1,164)   $ 103,124
                                           =========    ===            ========    ========      =======      ========    =========

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                  Unaudited
                                                               Three months ended
                                                                    June 30,
                                                          -----------------------------
                                                            1998                 1997
                                                          --------             --------
OPERATING ACTIVITIES
Net income                                                 $  4,930             $  4,456
Adjustments to reconcile net income to cash
  Provided by operating activities:
   Provision for loan losses                                  2,275                1,621
   Depreciation on premises and equipment                     1,317                1,285
   Amortization and accretion of investment
     Securities                                                 105                  115
   Increase in other assets                                  (1,798)                (349)
   Net increase (decrease) in other liabilities              (1,492)                 561
                                                           --------             --------
Net cash provided by operating activities                     5,337                7,689
                                                           --------             --------

INVESTING ACTIVITIES

Proceeds from sales and maturities of
  Available-for-sale securities                              20,751               64,233
Proceeds from maturities of
   Held-to-maturity securities                               17,445                6,278
Purchases of investment securities                          (41,717)             (62,500)
Net (increase)  decrease in federal funds sold               18,655               (3,470)
Net increase in loans                                       (50,677)             (69,060)
Purchases of premises and equipment                            (598)              (1,389)
                                                           --------             --------
Net cash used in investing activities                       (36,141)             (65,908)
                                                           --------             --------

FINANCING ACTIVITIES

Net increase in demand deposits                              15,218               25,484
Net increase (decrease) in savings and MMDA                   4,872               (8,373)
Net increase in time deposits                                35,702               32,501
Net increase (decrease) in repurchase
  Agreements and federal funds purchased                      8,153               (1,831)
Net increase (decrease) in other borrowings                 (18,000)              18,000
Cash dividends paid                                          (1,880)              (1,730)
Sales of treasury stock                                         858                  604
Purchase of treasury stock                                     (907)              (1,013)
                                                           --------             --------
Net cash provided by financing activities                    44,016               63,642
                                                           --------             --------

    Increase in cash and cash
      equivalents                                            13,212                5,423
                                                           --------             --------
Cash and cash equivalents at the beginning of
  the period                                                 46,873               57,565
                                                           --------             --------
Cash and cash equivalents at the end of
  the period                                               $ 60,085             $ 62,988
                                                           ========             ========

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                   Unaudited
                                                                Six months ended
                                                                    June 30,
                                                          -----------------------------
                                                            1998                 1997
                                                          --------             --------

SUPPLEMENTAL DISCLOSURES OF  NONCASH INVESTING AND
FINANCING ACTIVITIES

Unrealized Appreciation (Depreciation)
  of Securities, net of Deferred Taxes                     $(108)                $(24)
Increase (Decrease) in Other Real Estate Owned             $  65                 $ 10

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

Consolidation

The accompanying consolidated financial statements include the accounts of Pioneer Bancshares, Inc., its subsidiaries, Pioneer Bank, Pioneer Bank, f.s.b., Valley Bank, and Pioneer Bank's subsidiaries and trusteed affiliates. Pioneer Bank's subsidiaries include Pioneer Securities, Inc. (PSI) and Center Finance Company, Inc. (Center). The trusteed affiliates of Pioneer Bank include Frontier Corporation and Valley Company with Valley's wholly-owned subsidiary, Oneida Insurance Company, Inc. Collectively Pioneer Bancshares and its subsidiaries and trusteed affiliates are referred to as "Pioneer" or "the Company." Frontier Corporation and Valley Company are held in trust for the benefit of Pioneer Bank's shareholders for a period of one hundred years from 1956. At any time, the trusts may be liquidated by a two-thirds vote of Pioneer Bank's shareholders.

Substantially all intercompany transactions, profits and balances have been eliminated.

Accounting Policies

During interim periods, the Company follows the accounting policies set forth in its Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. Since December, 1997, there have been no changes in any accounting principles or practices, or in the method of applying any such principles or practices, with the exception of the company's adoption of Statement of Financial Standard No. 130, "Reporting Comprehensive Income".

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

Deferred Taxes

Deferred income taxes arise from temporary differences between the income tax basis and the financial reporting basis of assets and liabilities. If it is more likely than not some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

FASB Statements No. 114 & 118

For purposes of these Statements, management maintains the following policy. Impaired loans are divided into two classifications: doubtful and loss. "Doubtful" loans indicate probable loss and are reserved at 50% of outstanding principal regardless of underlying collateral value. If collateral value is less than 50% of principal, then additional specific reserves are allocated. "Loss" loans are deemed uncollectible by management and are reserved at 100% of outstanding principal value. The Company charges-off loans it deems to be substantially uncollectible. The Directors Loan Committee approves all loan charge-offs. The following table details impaired loans:

                                                                      June 30,
                                                           ------------------------------
                                                              1998                1997
                                                           ----------            --------
Principal balance                                          $1,483,813            $303,672
Interest income recorded during loan impairment                    --                  --
Reserve for potential credit losses                           755,663             172,727
Unreserved portion of impaired loans                          728,150             130,945
Average principal balance quarter-to-date                     640,936             169,571
Average principal balance year-to-date                        525,014             159,632

Impaired loans are identified according to the two classification methods in the following table:

                                                                      June 30,
                                                           ------------------------------
                                                              1998                1997
                                                           ----------            --------
Doubtful loans outstanding                                 $1,456,301            $303,672
Loss loans outstanding                                         27,512                  --


The Company's method of valuing impaired loans approximates fair value as defined in Statements No. 114 & 118.

Earnings Per Common Share

Basic earnings per share ("EPS") is computed by dividing income available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator). Diluted EPS is computed by dividing income available to common shareholders (numerator) by the adjusted weighted average number of shares outstanding (denominator). The adjusted weighted average number of shares outstanding reflects the potential dilution occurring if securities or other contracts to issue common stock were exercised or converted into common stock resulting in the issuance of common stock then shared in the earnings of the entity.

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

B.    ACCOUNTING AND REGULATORY MATTERS

PENDING ACQUISITION

On May 27, 1998, Pioneer Bancshares, Inc., a Delaware corporation, entered into an Agreement and Plan of Merger with First American Corporation (First American), a Tennessee corporation, providing for, among other things, the merger of the Company with and into First American. The Merger is intended to constitute a tax-free reorganization for federal tax purposes and is to be accounted for as a pooling-of-interests transaction. Pursuant to the terms of the Merger Agreement, each share of the Company's common stock, par value $.01 per share, outstanding immediately prior to the effective time of the Merger, will be converted into the right to receive 1.65 shares of First American common stock, par value $2.50 per share. The Company's banking operations will be consolidated with First American and will operate under the First American name. Management anticipates the Merger will be completed on November 1, 1998. Bancshares' portion of merger-related costs is being recorded as a prepaid asset and will be expensed during the fourth quarter of 1998. As of June 30, 1998, merger related costs before taxes were approximately $179,661. First American expects to incur restructuring and merger-related, pretax charges of about $16 million.

EFFECTS OF ACCOUNTING CHANGES

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

In 1998, the Financial Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value. Changes in fair value are recognized in net income or, for derivatives which are hedging market risk related to future cash flows, in the accumulated other comprehensive income section of the stockholder's equity. Implementation is required by the first quarter of 2000, with cumulative effect of adoption reflected in net income and accumulated other comprehensive income, as appropriate. Pioneer Bancshares has not determined the effect or timing of implementation of this pronouncement.

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                           OF PIONEER BANCSHARES, INC.

OVERVIEW

The Company ended the second quarter of 1998 with total assets of $1 billion, a 5.0% increase from December 31, 1997 and a 7.3% increase from June 30, 1997. The Company reported net income for the three months ending June 30, 1998 of $2.57 million, or $0.684 basic earnings per share, compared to $2.06 million, or $0.548 basic earnings per share, for the same period in 1997. For the six months ended June 30, 1998, the Company reported $4.9 million, or $1.31 basic earnings per share, compared to $4.5 million, or $1.18 basic earnings per share, for the same period last year. The improvement in earnings represents a 24.8% increase from the second quarter 1997 to the second quarter of 1998 and a 10.6% increase from the first six months of 1997 to the first six months of 1998.

NET INTEREST INCOME

Net interest income, before the provision for possible loan losses, was $10.6 million for the three months ended June 30, 1998, compared to $9.0 million for the same period in 1997. This level of net interest income resulted primarily from, among other things, an increase in net interest spread of 13 basis points to 4.04% from 3.91%. The net interest margin was 4.84% in the second quarter of 1998 compared to 4.64% in the second quarter of 1997. The net interest margin increased because the yield on interest earning assets increased 22 basis points, while the rate paid on interest bearing liabilities increased only 9 basis points. (See "Net Interest Margin")

Net interest income, before the provision for possible loan losses, was $20.4 million for the six months ended June 30, 1998, compared to $17.4 million for the same period in 1997. This level of net interest income resulted primarily from, among other things, an increase in net interest spread of 9 basis points to 3.94% from 3.85%. The net interest margin was 4.75% for the six months ended June 30, 1998 compared to 4.61% for the same period last year. The net interest margin increased because the yield on interest earning assets increased 24 basis points, while the rate paid on interest bearing liabilities increased only 15 basis points. (See "Net Interest Margin")

CASH AND DUE FROM BANKS

Cash and due from banks increased from $46.9 million as of December 31, 1997, to $60.1 million as of June 30, 1998, representing a 28.2% increase. The increase is indicative of normal business cycles in the industry. Cash and due from bank balances will fluctuate depending on monthly cycles and the volume of uncollected funds deposited by bank customers. It is management's desire to maintain adequate cash reserves to meet our customers' cash needs.

INVESTMENTS

Investment securities increased from $205.1 million to $207.0 million, or 1.0% from December 31, 1997 to June 30, 1998. Maturities, sales and prepayments within the securities portfolio were primarily reinvested back into the investment portfolio. Loan growth was funded primarily by reducing federal fund sold and from deposit growth. From December 31, 1997 to June 30, 1998 the "Held-to-Maturity" securities decreased $17.5 million, or 36.1% while the "Available-for-Sale" securities increased $19.4 million, or 12.4%. The average expected life of the total investment security portfolio at June 30, 1998 was
2.9 years with an average tax equivalent yield of 6.41%. Taxable equivalent adjustments, using a 34 percent tax rate, have been made in calculating yields on tax-exempt obligations.

Since December 31, 1997, interest rate volatility in the bond market has decreased the after tax value of the investment portfolio by $180,482. Interest rates increased as the fears of Asia's financial difficulties subsided and interest rates returned to their normal trading levels. Continued strength of the U.S. dollar and the lack of any sign of inflation kept interest rates from rising even higher. Regarding the investment portfolio, management intends to
(i) buy securities only during those times when prices appear most favorable,
(ii) maintain maturities five years or less and (iii) avoid excessive call exposure.

FASB 115 requires the "Available for Sale" portfolio be valued at market prices and any difference be recorded as a change in asset value to the investment portfolio and capital. As of June 30, 1998, the FASB 115 adjustment resulted in an increase in the asset value of the investment portfolio of $1.4 million and an adjustment to the capital account of $936,000, after reserving $464,000 for deferred taxes.

As of June 30, 1998, the Company had $175,000 invested in federal funds sold compared to $18.8 million at December 31, 1997. Management continually monitors the Company's liquidity position to determine the necessary balances of short-term investments and to consider alternative uses of such funds.

LOAN PORTFOLIO

Loans, net of unearned income, increased $50.7 million, or 7.8% from December 31, 1997 to June 30, 1998. The loan mix changed marginally from year-end 1997 to six months ending, June 30, 1998. The largest dollar volume loan category increase occurred in commercial loans by $31.8 million, or 18.9% from December, 1997 to June, 1998. Consumer credit card loans decreased $109,000, or 2.4%. Residential real estate loans increased $15.8 million, or 9.2% from December 31, 1997 to June 30, 1998, due to a strong demand for home equity loans and home refinancing. Real estate construction loans increased 4.6%, or $2.5 million, for the same period. This increase in construction loans is one indication of a moderately strong local economy.

Management is anticipating moderate loan growth (less than 10%) for the remainder of the year. However, the amount of such growth, if any, will depend upon general economic conditions, including whether or not the Federal Reserve increases or maintains current interest rate levels.

Higher interest rate levels will reduce the growth rate of the loan portfolio. Management continues to monitor the mix of loans and the introduction of new loan products to ensure our customers are provided with the best borrowing opportunities.

The Company had no foreign loans or loans to lesser developed countries as of June 30, 1998. The Company has not invested in loans to finance highly leveraged transactions ("HLT"), such as leveraged buy-out transactions, as defined by the Federal Reserve and other regulatory agencies. There has not been a concentration in lending to any one industry segment. The Company's loan mix is further described in the table below.

                                 LOAN PORTFOLIO
                                 (in thousands)

                                June        Percent         December       Percent
                                1998       of Total           1997        of Total
                              -------       ------          -------        ------
Commercial, financial
   and agricultural          $199,417        28.39%        $167,655         25.74%
Real estate:
   Construction and
      land development         57,152         8.14%          54,624          8.39%
   Residential                187,917        26.76%         172,124         26.43%
   Commercial                 170,876        24.33%         155,348         23.86%
Consumer
   Credit cards                 4,369         0.62%           4,478          0.69%
   Installments                82,468        11.74%          96,739         14.85%
Lease financing                   144         0.02%             266          0.04%
                              -------       ------          -------        ------
Total Gross Loans             702,343       100.00%         651,234        100.00%
                                            ======                        =======
Less:
   Unearned income              1,908                         1,476
   Allowance for
      loan losses               9,141                         7,837
                             --------                      --------
Total Net Loans              $691,294                      $641,921
                             ========                      ========

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

The economic outlook for the State of Tennessee, where the Company does business, is cautious. However, the economy is generally performing similar to the nation as a whole. In the Company's markets, real estate values have increased slightly as interest rates have remained close to the 7% to 7.25% level for 30 year mortgages. New housing starts have remained relatively constant for the second quarter of 1998. A continued healthy economy will probably hold the level of net charge-offs and delinquencies for the remainder of 1998 at or below historical peer group averages.

Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss reserve. The allowance for possible loan losses increased $1.3 million, or 16.6% from December 31, 1997 to June 30, 1998. The provision charged to expense is based on a continuous analysis by the Company's management of potential losses in the loan portfolio and management's efforts to maintain a minimum percentage of the allowance for possible loan loss reserve at 1.25% of gross outstanding loans.

The Company's allowance for possible loan losses as a percentage of average loans, net of unearned income, was 1.33% at June 30, 1998 as compared to 1.23% at December 31, 1997. The allowance for loan losses at June 30, 1998, and December 31, 1997, provided 104.78% and 164.97% coverage of nonperforming assets and loans 90 days or more past due, respectively. Net charge-offs (annualized as a percentage of average quarter-to-date loans) were 0.36% during the second quarter of 1998 as compared to 0.26% for the same period one year ago. At June 30, 1998, management believes that the allowance for possible loan losses is sufficient to absorb potential losses.

                                              ALLOWANCE FOR LOAN LOSSES
                                                   (in thousands)


                                                 1998                              1997
                                       ----------------------       ----------------------------------
Quarter Ending                         June 30       March 31       Dec 31       Sept 30       June 30
--------------                         -------       --------       ------       -------       -------
Balance at beginning of period          $8,414        $7,836        $7,651        $6,940        $6,153
Loans charged-off                          832           442           889           529           433
Loans recovered                            221            82           209           117            64
                                        ------        ------        ------        ------        ------
  Net charge-offs (recoveries)             611           360           680           412           369
Provision for loan losses charged
   to expense                            1,338           938           865         1,123         1,156
                                        ------        ------        ------        ------        ------
                                                                                                ======
Balance at end of period                $9,141        $8,414        $7,836        $7,651        $6,940
                                        ======        ======        ======        ======        ======
Allowance for loan losses as
   a percentage of verage loans           1.33%         1.27%         1.23%         1.27%         1.22%
   outstanding for the period

Allowance for loan losses as a
   percentage of nonperforming
   assets and loans 90 days past
   due outstanding at                   104.78%       157.30%       164.97%       267.52%       240.64%
   end of the period

Annualized QTD net charge-offs as
   a percentage of average loans
   outstanding for the period             0.36%         0.22%         0.43%         0.27%         0.26%

Annualized YTD net charge-offs as
   a percentage of average loans
   outstanding for the period             0.29%         0.22%         0.26%         0.19%         0.16%

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

Nonperforming assets include nonperforming loans, renegotiated loans, foreclosed real estate held for sale and foreclosed other personal property held for sale. As of June 30, 1998, nonperforming assets were $4.7 million as compared to $2.6 million at December 31, 1997. The ratio of nonperforming assets to average loans, net of unearned income, other real estate and other nonperforming assets was 0.68% at June 30, 1998, compared to 0.41% at December 31, 1997 and 0.41% at June 30, 1997. The increase in nonperforming assets is primarily due to the addition of one large secured loan. Management is unable to estimate the amount of recovery on the loan at this time.

Total nonperforming loans to total average loans increased from 0.29% at December 31, 1997, to 0.57% at June 30, 1998. Loans past due 90 days or more as a percentage of total average loans increased to 0.59% as of June 30, 1998, compared to 0.33% as of December 31, 1997. Management believes asset quality remains strong despite the increase in 90 day past due loans during the second quarter and will remain strong throughout the remainder of 1998.

Net loans charged off during the second quarter of 1998 were $610,000 compared to a $369,000 for the same period of 1997. Further detail of loan charge-offs and recoveries is presented in the table "Allowance for Loan Losses."

                     NONPERFORMING ASSETS AND PAST DUE LOANS
                                 (in thousands)

                                                       1998                                    1997
                                           -------------------------        ------------------------------ ---------
Quarter Ending                              June 30         March 31         Dec 31         Sept 30         June 30
                                            --------        --------        --------        --------        --------
Avg loans, net of unearned income           $685,645        $660,896        $636,559        $603,579        $566,628
                                            ========        ========        ========        ========        ========
Nonaccrual loans                            $  3,875        $  4,179        $  1,836        $  1,856        $  1,708
Renegotiated or restructured loans                 0               0               0               0               0
                                            --------        --------        --------        --------        --------
   Total nonperforming loans                   3,875           1,836           1,856           1,708
                                                                                                               4,179
Other real estate owned, net                     752             753             687             352             571
Other non-performing assets                       23              94             107              67              24
                                            --------        --------        --------        --------        --------
   Total nonperforming assets               $  4,650        $  5,026        $  2,630        $  2,275        $  2,303
                                            ========        ========        ========        ========        ========

Loans 90 days or more past due
   and still accruing                       $  4,075        $    323        $  2,120        $    585        $    581
Total nonperforming loans as a
   percentage of total avg loans                0.57%           0.63%           0.29%           0.31%           0.30%
Total nonperforming assets as a
   percentage of total avg loans, ORE
   and other nonperforming assets               0.68%           0.76%           0.41%           0.38%           0.41%
Loans 90 days past due as a
   percentage of total avg loans                0.59%           0.05%           0.33%           0.10%           0.10%


DEPOSITS

Total deposits increased $55.8 million, or 7.5% from $748.4 million at December 31, 1997 to $804.2 million at June 30, 1998. The increase is due primarily to customers investing in time deposits and increases in large CD's. Total interest bearing deposits increased $42.5 million from December 31, 1997 to June 30, 1998. Noninterest bearing demand deposits increased $13.3 million, or 10.5% in the first six months of 1998 from December 31, 1997. From December 31, 1997 to June 30, 1998, interest bearing transaction accounts increased $1.9 million, or 1.5%, while money market accounts and savings accounts decreased $579,000, or 1.0%, and increased $5.5 million, or 4.9% respectively.

Federal funds purchased and securities sold under agreements to repurchase increased $8.2 million, or 13.5% from December 31, 1997 to June 30, 1998. Counterparties to the agreements to repurchase are commercial account customers, where excess funds from noninterest bearing checking accounts are transferred nightly to a collateralized interest bearing repurchase account. These accounts are not FDIC insured, therefore the Company collateralizes the deposits with securities from the investment portfolio. For the quarter ended June 30, 1998, none of the repurchased agreements were brokered. As of June 30, 1998 the Company had $1.0 million in federal funds purchased, and on December 31, 1997 the Company did not have any federal funds purchased. The Company uses borrowings from the Federal Home Loan Board ("FHLB") to supplement the management of interest rate risk by matching maturities within the loan portfolio with FHLB borrowings. At June 30, 1998 total FHLB borrowings were $20.0 million, or $18 million lower than on December 31, 1997. Regarding the Company's deposit mix, savings deposits and both interest bearing and noninterest bearing transaction deposits accounted for 48.7%, 49.5% and 50.3% of total deposits at June 30, 1998, December 31, 1997 and June 30, 1997, respectively. Large certificates of deposits represents 12.7% of total deposits at June 30, 1998, and is higher than 9.4% at December 31, 1997 and 9.7% at June 30, 1997.

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

Net cash provided by operating activities for the six months ended June 30, 1998, totaled $5.3 million. For the same period, net cash used by investing activities totaled $36.1 million consisting primarily of proceeds from maturities and sales of investment securities of $38.2 million, cash outflows of $41.7 million in investment securities purchases, and a $50.7 million increase in loans outstanding. Net cash provided by financing activities of $44.0 million consisted of an increase in demand deposits of $15.2 million, an increase in savings deposits of $4.9 million, an increase in time deposits of $35.7 million and a decrease in other borrowings of $18.0 million. The payment of $1.9 million in common stock dividends and intercompany dividends was funded from earnings and equity, respectively. Intercompany dividends are used to fund the ongoing operations of the holding company in lieu of management fees. Management will stagger the purchases of investment securities within a four-year maturity horizon to provide sufficient liquidity to the loan portfolio. Management does not anticipate any unexpected funding needs in the near future that could not be satisfied with current cash generated from investing activities.

Total stockholders' equity, adjusted for the unrealized appreciation on securities available for sale, to total assets at June 30, 1998 and December 31, 1997 was 10.17% and 10.33%, respectively. The Company's book value per share, increased from $26.57 at December 31, 1997 to $27.43 at June 30, 1998. The Company's Tier I risk based capital ratio, total risk based capital ratio and leverage capital ratio at June 30, 1998 were 12.31%, 13.47% and 9.92%, respectively, exceeding the fully phased-in required capital ratios of 4.00%, 8.00% and 3.00%, respectively. These ratios as of December 31, 1997 were 12.91%, 13.99% and 10.29%, respectively. Increased regulatory activity in the financial industry as a whole will continue to impact the structure of the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on repricing relationships of assets and liabilities during periods of changes in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities that are subject to repricing at various time horizons. The following table illustrates the Company's exposure to interest rate fluctuations as of June 30, 1998:

                       INTEREST RATE SENSITIVITY ANALYSIS
                               as of June 30, 1998
                                 (in thousands)

                                               Over 3       Over 1
                                               Months        Year                            Non-
                              3 Months        Through       through         Over          Interest
                               or less       12 Months      5 Years        5 Years        Sensitive         Total
                               --------      ---------      --------      ---------       ---------      -----------
ASSETS:
Interest Earning Assets:
Loans, net of unearned
   Income                      $272,117      $  68,701      $329,378      $  30,239              --      $   700,435
   Less: Allowance for
      loan losses                    --             --            --             --       $  (9,141)          (9,141)
                               --------      ---------      --------      ---------       ---------      -----------
   Net loans                    272,117         68,701       329,378         30,239          (9,141)         691,294
Investment securities            10,519         63,488        86,378         46,644              --          207,029
Federal funds sold                  175             --            --             --              --              175
                               --------      ---------      --------      ---------       ---------      -----------
   Total earning assets         282,811        132,189       415,756         76,883          (9,141)         898,498
Cash and other assets                --             --            --             --         106,053          106,053
                               --------      ---------      --------      ---------       ---------      -----------
   Total assets                $282,811      $ 132,189      $415,756      $  76,883       $  96,912      $ 1,004,551
                               ========      =========      ========      =========       =========      ===========



                                               Over 3       Over 1
                                               Months        Year                            Non-
                              3 Months        Through       through         Over          Interest
                               or less       12 Months      5 Years        5 Years        Sensitive         Total
                               --------      ---------      --------      ---------       ---------      -----------
LIABILITIES  AND
   STOCKHOLDERS'
      EQUITY:
Interest Bearing Liabilities
Interest bearing demand
   deposits                    $ 20,128      $  39,142      $ 68,865      $   6,581              --      $   134,716
Money market accts                   --         28,647        28,647             --              --           57,294
Savings deposits                     --             --        93,286         23,321              --          116,607
Other time deposits              74,350        126,133        52,812             10              --          253,305
CD's of $100,000
   or more                       29,113         51,661        21,571              5              --          102,350

Federal funds purchased
   and securities sold
   under agreements
   to repurchase                 68,592             --            --             --              --           68,592
Other borrowings                     --         10,000        10,000             --              --           20,000
                               --------      ---------      --------      ---------       ---------      -----------
   Total interest bearing
      liabilities               192,183        255,583       275,181         29,917              --          752,864
Non-interest bearing
   demand deposits                   --             --            --             --       $ 139,941          139,941
Other liabilities                    --             --            --             --           8,622            8,622
Stockholders' equity                 --             --            --             --         103,124          103,124
                               --------      ---------      --------      ---------       ---------      -----------
   Total liabilities and
      stockholders' equity     $192,183      $ 255,583      $275,181      $  29,917       $ 251,687      $ 1,004,551
                               ========      =========      ========      =========       =========      ===========

Interest sensitivity gap       $ 90,628      $(123,394)     $140,575      $  46,966
Cumulative interest
   sensitivity gap             $ 90,628      $ (32,766)     $107,809      $ 154,775
Cumulative interest
   sensitivity gap as a
   percentage of
   total earning assets           10.09%         -3.65%        12.00%         17.23%

In analyzing the interest rate sensitivity at June 30, 1998, the Company is found to be liability sensitive in the less than twelve-month categories in the amount of $32.8 million. Not until the mid-point of the one-year to five-year category do assets match up with liabilities. This means the Company is in a slightly liability sensitive position. During periods of increasing interest rates, liability sensitivity would narrow the Company's net interest margins, because interest earning assets would reprice slower than interest bearing liabilities. During periods of decreasing interest rates, being liability sensitive would enable the Company to reprice interest bearing liabilities quicker, thereby increasing the net interest. Management maintains several interest rate risk models, regularly meets with the Board of Directors to discuss asset/liability management issues and believes this level of exposure to interest rate fluctuations to be acceptable.

NET INCOME

Net income for the six months ended June 30, 1998 increased $474,000, or 10.6% over the same period in 1997. Basic earnings per share for the first six months of 1998 increased $0.126, or 10.6% to $1.311 compared to $1.185 for the same period one-year ago. Changes in diluted net income per share were identical during the same periods. For the first six months of 1998 compared to the same period last year net income increased even though the loan loss provision increased by $654,000. Net interest income increased by $3.0 million, noninterest income increased by $1.3 million and noninterest expense increased by $2.7 million for the first six months of 1998 compared to the same period last year. Annualized return on average assets for the six months ending June 30, 1998 was 1.00% as compared to 1.00% for the same period last year. The annualized return on average equity for the first six months of 1998 was 9.81%, compared to 9.64% for the same period in 1997. All net income calculations are before merger related expenses. The pre-tax merger related expenses incurred through June 30, 1998 are $179,000.

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

The following table shows average balances, interest income and interest expense, and yields/rates for the three months ending June 30, 1998 and 1997.

CONSOLIDATED AVERAGE BALANCE SHEET

INTEREST INCOME/EXPENSE AND YIELD/RATES
Taxable Equivalent Basis
(in thousands)

                                                                        Three months ended
                                                                              June 30,
                                           ------------------------------------------------------------------------------
Assets                                                       1998                                     1997
                                           --------------------------------------      ----------------------------------
                                            Average         Income/        Yield/      Average        Income/      Yield/
Earning assets:                             Balance         Expense         Rate       Balance        Expense       Rate
                                           ---------       ---------        ----       --------      --------       ----
Loans, net of unearned income              $ 685,645       $  15,694        9.18%      $566,701      $ 12,846       9.07%
Investment securities                        209,449           3,441        6.59%       252,589         4,203       6.66%
Other earning assets                          16,522             236        5.73%        10,189           158       6.20%
                                           ---------       ---------                   --------      --------
   Total earning assets                      911,616          19,371        8.52%       829,479        17,207       8.30%
Allowance for loan losses                     (8,833)                                    (6,297)
Cash and other assets                         89,699                                     86,489
                                           ---------                                   --------
                TOTAL ASSETS               $ 992,482                                   $909,671
                                           =========                                   ========

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits           $ 143,346           1,112        3.11%      $121,762           819        2.69%
Savings deposits                             115,606             735        2.55%       104,615           819        3.13%
Time deposits                                307,782           4,083        5.32%       298,926         3,876        5.19%
Time deposits of $100,000 or more             94,581           1,365        5.79%        74,206         1,032        5.56%
Federal funds purchased and securities
   sold under agreement to repurchase         65,430             747        4.58%        75,120           805        4.29%
Other borrowings                              22,527             328        5.84%        14,811           209        5.64%
                                           ---------       ---------                   --------      --------
   Total interest bearing liabilities        749,272           8,370        4.48%       689,440         7,560        4.39%
                                                           ---------                                 --------
Net interest spread                                        $  11,001        4.04%                    $  9,647        3.91%
                                                           =========                                 ========
Noninterest bearing demand deposits          133,061                                    121,026
Accrued expenses and other liabilities         8,842                                      7,403
Stockholders' equity                         101,307                                     91,802
                                           ---------                                   --------
           TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY           $ 992,482                                   $909,671
                                           =========                                   ========
Net yield on earning assets                                                 4.84%                                    4.64%
                                                                            ====                                     ====
Taxable equivalent adjustment:
   Loans                                                   $      21                                $      56
   Investment securities                                         378                                      563
                                                           ---------                                ---------
      Total adjustment                                     $     399                                $     619
                                                           =========                                =========

CONSOLIDATED AVERAGE BALANCE SHEET

INTEREST INCOME/EXPENSE AND YIELD/RATES
Taxable Equivalent Basis
(in thousands)

                                                                         Six months ended
                                                                              June 30,
                                           ------------------------------------------------------------------------------
Assets                                                       1998                                     1997
                                           --------------------------------------      ----------------------------------
                                            Average         Income/        Yield/      Average        Income/      Yield/
Earning assets:                             Balance         Expense         Rate       Balance        Expense       Rate
                                           ---------       ---------        ----       --------      --------       ----
Loans, net of unearned income              $ 673,339       $  30,604        9.17%      $546,761      $ 24,390       9.00%
Investment securities                        206,508           6,616        6.46%       249,138         8,207       6.64%
Other earning assets                          21,070             586        5.61%        12,290           349       5.73%
                                           ---------       ---------                   --------      --------
   Total earning assets                      900,917          37,806        8.46%       808,189        32,946       8.22%
Allowance for loan losses                     (8,422)                                    (6,121)
Cash and other assets                         89,827                                     88,321
                                           ---------                                   --------
                TOTAL ASSETS               $ 982,322                                   $890,389
                                           =========                                   ========

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits           $ 138,389           1,953        2.85%      $122,244         1,650       2.72%
Savings deposits                             114,536           1,662        2.93%       105,478         1,662       3.18%
Time deposits                                307,936           8,158        5.34%       294,660         7,545       5.16%
Time deposits of $100,000 or more             87,585           2,525        5.84%        70,410         1,924       5.51%
Federal funds purchased and securities
   sold under agreement to repurchase         63,898           1,461        4.61%        63,880         1,365       4.31%
Other borrowings                              29,204             846        5.84%        12,419           341       5.54%
                                           ---------       ---------                   --------      --------
   Total interest bearing liabilities        741,548          16,605        4.52%       669,091        14,487       4.37%
                                                           ---------                                 --------
Net interest spread                                        $  21,201        3.94%                    $ 18,459       3.85%
                                                           =========                                 ========
Noninterest bearing demand deposits          130,416                                    120,967
Accrued expenses and other liabilities         9,848                                      7,893
Stockholders' equity                         100,510                                     92,438
                                           ---------                                   --------
           TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY           $ 982,322                                   $890,389
                                           =========                                   ========
Net yield on earning assets                                                 4.75%                                   4.61%
                                                                            ====                                    ====
Taxable equivalent adjustment:
   Loans                                                   $      48                                 $     65
   Investment securities                                         744                                    1,028
                                                           ---------                                 --------
      Total adjustment                                     $     792                                 $  1,093
                                                           =========                                 ========


The net yield on earning assets increased 20 basis points from the second quarter of 1997 to the second quarter of 1998, 4.64% to 4.84%, respectively. The increase resulted from changes in rates, volumes and mix of interest earning assets and interest bearing liabilities. In addition, the average balance of noninterest bearing demand deposits increased $12.0 million, or 9.9%. On a tax equivalent basis, interest income on earning assets increased $2.2 million, or 12.6% due to an increase of $82.1 million, or 9.9% in the average volume of interest earning assets. The development of the mix of interest earning assets is the primary factor of the improved yields of earning assets as a whole. The average balances of loans increased $118.9 million, or 21.0%, while the average balance of securities decreased $43.1 million, or 17.1% and the average balance of other earning assets, primarily federal funds sold, increased $6.3 million, or 62.2%. As a percentage of total earning assets, loans increased from 68.3% to 75.2%, investment securities decreased from 30.5% to 23.0%, and other earning assets increased from 1.2% to 1.8%, for the second quarter of 1997 and the second quarter of 1998, respectively. Rates earned on loans increased 11 basis points, while rates earned on investment securities decreased 7 basis points. The rates earned on other earning assets decreased 47 basis points. The rate on total earning assets increased 22 basis points. Interest expense on interest bearing liabilities increased $810,000, or 10.7% in the second quarter of 1998 compared to the same period last year. Average balances on interest bearing liabilities increased by $59.8 million, or 8.7%. The average balances of interest bearing demand deposits increased from second quarter of 1997 to second quarter of 1998 by $21.6 million, or 17.7%. Savings accounts increased for the same time periods by $11.0 million, or 10.5%. The rates paid on these types of accounts during the three months ending June 30, 1998, and 1997, increased 42 and decreased 58 basis points, respectively. The average balance of time deposits, including time deposits over $100,000, increased $29.2 million, or 7.8% and the rate paid increased 15 basis points. Net interest spread and net interest spread rate increased from the second quarter 1997 to the second quarter 1998 by $1.4 million and 13 basis points, respectively.

The net yield on earning assets increased 14 basis points to 4.75% for the first six months of 1998 from 4.61% for the same period in 1997. The increase resulted from changes in rates, volumes and mix of interest earning assets and interest bearing liabilities. In addition, the average balance of noninterest bearing demand deposits increased $9.4 million, or 7.8%. On a tax equivalent basis, interest income on earning assets increased $4.9 million, or 14.8% due to an increase of $92.7 million, or 11.5% in the average volume of interest earning assets. The development of the mix of interest earning assets is the primary factor of the improved yields of earning assets as a whole. The average balances of loans increased $126.5 million, or 23.1%, while the average balance of securities decreased $42.6 million, or 17.1% and the average balance of other earning assets, primarily federal funds sold, increased $8.8 million, or 71.4%. As a percentage of total earning assets, loans increased from 67.7% to 74.7%, investment securities decreased from 30.8% to 22.9%, and other earning assets increased from 1.5% to 2.4%, for the first six months of 1997 and 1998, respectively. Rates earned on loans increased 17 basis points, while rates earned on investment securities decreased 18 basis points. The rates earned on other earning assets decreased 12 basis points. The rate on total earning assets increased 24 basis points. Interest expense on interest bearing liabilities increased $2.1 million, or 14.6% in the first six months of 1998 compared to the same period last year. Average balances on interest bearing liabilities increased by $72.5 million, or 10.8%. The average balances of interest bearing demand deposits increased from the first six months of 1997 to the first six months of 1998 by $16.1 million, or 13.2%. Savings accounts increased for the same time periods by $9.1 million, or 8.6%. The rates paid on these types of accounts during the six months ending June 30, 1998, and 1997, increased 13 and decreased 25 basis points, respectively. The average balance of time deposits, including time deposits over $100,000, increased $30.5 million, or 8.3% and the rate paid increased 22 basis points. Net interest spread and net interest spread rate increased from the first six months of 1997 to the first six months of 1998 by $2.7 million and 9 basis points, respectively.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and commissions.

                               NONINTEREST INCOME
                                 (in thousands)

                                     Three Months                            Six Months
                                    Ended June 30,                         Ended June 30,
                                  -----------------       Percent        -----------------     Percent
                                   1998       1997        Change          1998       1997       Change
                                  ------     ------        -----         ------     ------       -----
Trust income                      $  453     $  404        12.13%        $  886     $  787        12.58%
Service charge on deposit
  accounts                         1,215      1,038        17.05%         2,334      2,046        14.08%

Net securities gains (losses)          4         70       (94.29)%            8         62       (87.09)%
Other income                         999        657        52.05%         2,401      1,396        71.99%
                                  ------     ------                      ------     ------        -----
   TOTAL                          $2,671     $2,169        23.14%        $5,629     $4,291        31.18%
                                  ======     ======                      ======     ======

Trust fees increased $49,000 or 12.1% for the three months ended June 30, 1998, as compared to the quarter ended June 30, 1997. Service charges increased $177,000, or 17.1% from the second quarter of 1997 compared to the second quarter of 1998. The increase in service charges is attributable to a new fee structure implemented during the third quarter of 1997. Net securities gains of $4,000 were realized in the second quarter of 1998, compared to gains of $70,000 realized in the same period of 1997. Other noninterest income increased $342,000, or 52.1% for the second quarter 1998 compared to the second quarter of 1997. The increase in other noninterest income is primarily attributable to the sale of Company real estate properties, which in management's opinion, were no longer needed for continuing operations.

Trust fees increased $99,000 or 12.6% for the six months ended June 30, 1998, as compared to the quarter ended June 30, 1997. Service charges increased $288,000, or 14.1% from the second quarter of 1997 compared to the second quarter of 1998. The increase in service charges is attributable to a new fee structure implemented during the third quarter of 1997. Net securities gains of $8,000 were realized in the first six months of 1998 compared to gains of $62,000 realized in the same period of 1997. Other noninterest income increased $1.0 million, or 72.0% for the six months ending June 30, 1998 compared to the same period last year. The increase in other noninterest income is primarily attributable to the fees collected from the long-term mortgage department, where long-term mortgages are sold to the secondary loan market, and from Pioneer Securities, Inc., a wholly owned subsidiary of Pioneer Bank.

NONINTEREST EXPENSE

Salaries and benefits increased $637,000, or 15.7% for the three months ending June 30, 1998, as compared to June 30, 1997 due to Company growth including the establishment of Pioneer Bank, f.s.b., and commissions paid on long-term mortgage origination. Occupancy expenses increased $222,000, or 30.4% due to increased repair and maintenance expense. Management anticipates the level of spending for occupancy expense to be about 5% higher than last year. Other expenses increased $268,000, or 12.3% for the second quarter ending June 30, 1998, compared to the same period last year.

Salaries and benefits increased $1.6 million, or 21.2% for the six months ending June 30, 1998, as compared to June 30, 1997 due to Company growth including the establishment of Pioneer Bank, f.s.b., and year-to-date commissions paid on long-term mortgage origination. Occupancy expenses increased $57,000, or 3.0%. Management anticipates the level of spending for occupancy expense to remain at this level through year-end. Other expenses increased $988,000, or 19.6% for the six months ending June 30, 1998, compared to the same period last year.

                               NONINTEREST EXPENSE
                                 (in thousands)


                                     Three Months                            Six Months
                                    Ended June 30,                         Ended June 30,
                                  -----------------       Percent        -----------------       Percent
                                   1998       1997        Change          1998       1997         Change
                                  ------     ------        -----         ------     ------         -----
Salaries and benefits             $4,689     $4,052        15.72%       $ 9,388     $ 7,749        21.15%
Net occupancy expense                952        730        30.41%         1,949       1,892         3.01%
Other expense                      2,447      2,179        12.30%         5,056       4,068        24.29%
                                  ------     ------                     -------     -------
   TOTAL                          $8,088     $6,961        16.19%       $16,393     $13,709        19.58%
                                  ======     ======                     =======     =======

PROVISION FOR INCOME TAXES

The Company's provision for income taxes increased $257,000, or 25.2% to $1.3 million for the three months ended June 30, 1998, as compared to $1.0 million for the same period in 1997. The effective tax rate was 33.2% for the three months ended June 30, 1998 as compared to 33.1% for June 30, 1997. The Company's provision for income taxes increased $569,000, or 30.4% to $2.4 million for the six months ended June 30, 1998, as compared to $1.9 million for the same period in 1997. The effective tax rate was 33.1% for the six months ended June 30, 1998 as compared to 29.8% for June 30, 1997. This increase is attributable to a large decrease in tax-free investments in the company's securities portfolio and gains on the sale of company property. The notes to the December 31, 1997, financial statements provide additional information regarding the Company's taxes.

YEAR 2000 COMPUTER ISSUE

The Year 2000 problem manifests in computer software and, in certain cases, hardware not equipped to recognize the year change from 1999 to 2000. Much of the software used today was designed with only two digits available for indicating the current year. Thus the year 1998 would be represented as "98". The computer software assumes the first two digits are "19", therefore correctly interpreting "98" as "1998". In the year 2000 the computer software will continue to store the last two digits as "00" and use "19" as the first two digits, however the date will be incorrectly interpreted as "1900". This problem, at its most fundamental level, threatens the integrity of financial information produced by an organization's computer systems, and could undermine the organization" ability to accurately report financial information.

The federal regulatory agencies have required all financial institutions to resolve their Year 2000 computer software problems by December 31, 1998. In 1997, the Company formalized its "Year 2000 Conversion Action Plan" (the "Plan"). The Plan possesses a sound, systematic and rational process of attaining Year 2000 compliance by December 31, 1998. The Plan uses a six-step approach to attaining Year 2000 compliance. The six steps are awareness, assessment, remediation, validation, implementation and contingency planning. The Plan requires evaluating the Year 2000 impact of each of the Company's areas, products and systems for both information technology ("IT") based and non-IT based systems. Areas being addressed by the Plan include:

     Business Systems Applications - This involves Year 2000 remediation of application software used to perform specific business functions such as deposit and loan systems. All mission critical systems are currently in the validation phase of the Year 2000 process. The Company expects all critical and non-critical systems to be Year 2000 compliant before December 31, 1998.

     Technology Infrastructure - This involves Year 2000 remediation of the hardware and software environment used to run application software, and would include PC and ATM networks, telecommunications, mainframe computers, operating systems and productivity software. Remediation of the Company's technology infrastructure is approximately 95% complete. Validation and implementation phases have already been completed on over 80% of the Company's technology infrastructure.

     Credit Administration - In this area the Plan requires reviewing the risk associated with Year 2000 status of the Company's clients and depositors. This is a continuous process of evaluating the individual impact of a client not being Year 2000 compliant. No assurance can be given that potential Year 2000 problems at those with whom the Company does business will not occur, and if these occur, consequences to the Company will not be material.

     Facilities Systems - This involves Year 2000 remediation of non-IT systems such as elevators, HVAC systems, security systems, lighting systems and utilities. All areas where third party involvement is necessary have been validated and implemented with regard to the physical property the Company either owns or leases. However, for any area outside the direct control of the Company, such as utilities, the validation process is currently continuing.

     Vendor and Third Party Associations - In this area the Plan requires an inventory of the systems and products provided by third parties, and requires the Company to contact each vendor or third-party to gain knowledge of the status of their Year 2000 compliance. This is broad-based to include IT and non-IT systems. Currently all items in this area are in the validation process.

The Company estimates the cost of its Year 2000 project will not exceed $1 million in the aggregate and the cost will not be material to earnings. Actual expenditures to date and anticipated future expenditures are within this estimate. The Company's management believes its approach to the Year 2000 issue to be comprehensive, and does not expect the Year 2000 issue to have a material impact on its results of operations, liquidity or financial condition. However, given the nature of the problem and the number of factors outside the Company's direct control, management is continuously evaluating the risks associated with Year 2000. To help mitigate the risks a Year 2000 corporate contingency plan is being developed. This plan is approximately 50% complete and will be finished before December 31, 1998. Primarily this plan will concentrate on performing all mission critical systems that are believed to be at high risk for noncompliance.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Change in Securities

         None

ITEM 3.  Defaults Upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of the Pioneer Bancshares, Inc. stockholders was held on April 22, 1998 at the Chattanooga Trade Center. Only those items disclosed within the Pioneer Bancshares, Inc. Proxy Statement were voted.

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

(a) The exhibits filed as part of the Report are as follows:

  Exhibit
  Number       Description
  ------       -----------
    3(a)       Certificate of Incorporation, incorporated herein by
               reference from Registrant's Registration Statement on Form S-4 (Registration No. 33-49360).

    3(b) By-laws, incorporated herein by reference from Registrant's Registration Statement on Form S-4 (Registration No. 33-49360)

   11          Statement Re Computation of Basic and Diluted Earnings Per Share

   27          Financial Data Schedule (SEC use only)

(b) Reports on Form 8-K.

         During the second quarter of 1998, the Company filed the following report on Form 8-K. Current Report on Form 8-K dated June 5, 1998, in reference to the Registrant's acquisition and merger by First American Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         Pioneer Bancshares, Inc.





Date:  August 14, 1998                   /s/ Rodger B. Holley
                                         ---------------------------------------
                                         Rodger B. Holley
                                         Chairman, President and CEO



Date:  August 14, 1998                   /s/ Gregory B. Jones
                                         ---------------------------------------
                                         Gregory B. Jones
                                         Executive Vice President and Treasurer



Date:  August 14, 1998                   /s/ Robert M. Wilbanks, Jr.
                                         ---------------------------------------
                                         Robert M. Wilbanks, Jr.
                                         Vice President and Controller

                    PIONEER BANCSHARES, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

  Exhibit
  Number       Description                                                           Page
  ------       -----------                                                           ----
    3(a)       Certificate of Incorporation, incorporated herein by
               reference from Registrant's Registration Statement
               on Form S-4 (Registration No. 33-49360).

    3(b)       By-laws, incorporated herein by reference from Registrant's
               Registration Statement on Form S-4 (Registration No. 33-49360).

   11          Statement Regarding Computation of Basic and Diluted Earnings
               Per Share                                                              30-31

   27          Financial Data Schedule (SEC use only)