Form 10-Q
period 1998-09-30
PIONEER BANCSHARES INC
filed 1998-11-16
CIK 889464

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998
                                       OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________

                         Commission File Number 0-84254

                            PIONEER BANCSHARES, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                         Delaware                           62-1469913
-------------------------------------------------------------------------------
 (State of other jurisdiction of incorporation          (I.R.S. Employer
              or organization)                         Identification No.)

    801 Broad Street, Chattanooga, TN                            37402
-------------------------------------------------------------------------------
  (Address of principal executive offices)                    Zip Code

Registrant's telephone number, including area code            423-755-0000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X        No
                            -----         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998:

    Title of Class                              Number of Shares Outstanding
----------------------------                    ----------------------------
Common Stock, $.01 Par Value                               3,735,872

PIONEER BANCSHARES, INC.



INDEX                                                                                    PAGE
-----                                                                                    ----
PART I.          FINANCIAL INFORMATION

Item 1.           Financial Statements

         Consolidated Balance Sheets - September 30, 1998,
                  December 31, 1997 and September 30, 1997                                    1

         Consolidated Statements of Income -
                  Three Months and Nine Months Ended September 30, 1998                       2
                   and September 30, 1997

         Consolidated Statements of Changes in Stockholders' Equity -
                  Nine Months Ended September 30, 1998 and  September 30, 1997                3

         Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1998 and  September 30, 1997              4-5

         Notes to Consolidated Financial Statements                                         6-8

Item 2.            Management's Discussion and Analysis
                           of Financial Condition and Results of Operations
                           of Pioneer Bancshares, Inc.                                     9-25

PART II.         OTHER INFORMATION                                                        26-27

         Signatures                                                                          28

         Exhibit Index                                                                       29


PART 1
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION                            Unaudited                                  Unaudited
(in thousands)                                                September 30,        December 31,          September 30,
                                                            ----------------     ---------------       ----------------
                         ASSETS                                    1998                 1997                  1997
                                                            ----------------     ---------------       ----------------
Cash and due from banks                                         $ 47,433            $ 46,873                $ 54,832
Investment securities:
  Held-to-maturity (fair value of $27,642 at
    September 30, 1998, $48,587 at December 31,
    1997, and $51,746 at September 30, 1997)                      27,382              48,396                  51,513
  Available-for-sale                                             170,902             156,691                 158,633
Federal funds sold                                                 9,700              18,830                   6,565
Loans                                                            702,336             651,234                 622,927
  Less:  Unearned income                                           1,955               1,476                   1,408
             Allowance for loan losses                            10,411               7,837                   7,651
                                                                --------            --------                --------
      Net loans                                                  689,970             641,921                 613,868
Premises and equipment, net of accumulated
  Depreciation                                                    22,523              22,740                  21,861
Intangible assets                                                  5,106               5,707                   5,829
Other assets                                                      17,535              15,732                  14,051
                                                                ========            ========                ========
  Total Assets                                                  $990,551            $956,890                $927,152
                                                                ========            ========                ========
                       LIABILITIES
Deposits
  Noninterest bearing demand deposits                           $131,439            $126,684                $126,619
  Interest bearing demand deposits                               129,412             132,755                 127,103
  Money market accounts                                           54,352              57,873                  48,916
  Savings deposits                                               116,547             111,156                 103,068
  Time deposits of less than $100,000                            263,583             249,368                 252,963
  Time deposits of $100,000 or more                              100,081              70,585                  75,029
                                                                --------            --------                --------
      Total deposits                                             795,414             748,421                 733,698
Federal funds purchased and securities
  sold under agreements to repurchase                             59,593              60,439                  58,563
Other borrowings                                                  20,000              38,000                  28,000
Other liabilities                                                 10,164              10,114                   8,395
                                                                --------            --------                --------
      Total liabilities                                          885,171             856,974                 828,656
                                                                --------            --------                --------
                  STOCKHOLDERS' EQUITY
Common stock par value $.01 per share;
   8,000,000 authorized; 3,759,912 issued                             38                  38                      38
Surplus                                                           65,190              64,875                  64,875
Retained earnings                                                 39,758              35,074                  33,743
Unrealized appreciation/(depreciation) on
  securities available for sale                                    1,558               1,044                     861
Less: treasury stock - at cost                                     1,164               1,021                   1,021
                                                                --------            --------                --------
  Total stockholders' equity                                     105,380              99,916                  98,496
                                                                ========            ========                ========
  Total Liabilities and Stockholders' Equity                    $990,551            $956,890                $927,152
                                                                ========            ========                ========

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

                                                       Unaudited                 Unaudited
                                                   Three months ended       Nine months ended
                                                    September 30,               September 30,
                                                  -----------------------------------------------
INTEREST INCOME                                    1998          1997        1998        1997
                                                  ------       -------      -------      ------
Interest and fees on loans                        $16,156      $14,379      $46,712      $38,704
Interest on investment securities
  Taxable                                           2,262        2,358        6,737        7,553
  Tax exempt                                          640          750        2,037        2,734
Interest on federal funds sold                        200          187          772          522
Interest on other earning assets                       13            9           27           23
                                                  -------      -------      -------      -------
  Total interest income                            19,271       17,683       56,285       49,536
                                                  -------      -------      -------      -------
INTEREST EXPENSE
Interest bearing demand deposits                      804          855        2,537        2,505
Money market accounts                                 516          405        1,477        1,228
Savings deposits                                      972          866        2,854        2,528
Time deposits of less than $100,000                 3,619        3,566       10,816       10,288
Time deposits of $100,000 or more                   1,431        1,034        3,956        2,958
Federal funds purchased and securities
  sold under agreements to repurchase                 857          706        2,318        2,071
Other borrowed money                                  304          268        1,150          609
                                                  -------      -------      -------      -------
  Total interest expense                            8,503        7,700       25,108       22,187
                                                  -------      -------      -------      -------
      Net interest income                          10,768        9,983       31,177       27,349
Provision for loan losses                           1,604        1,122        3,879        2,743
                                                  -------      -------      -------      -------
      Net interest income
         after the provision for loan losses        9,164        8,861       27,298       24,606
                                                  -------      -------      -------      -------
NONINTEREST INCOME
Trust income                                          477          408        1,363        1,195
Service charge on deposit accounts                  1,194        1,063        3,528        3,109
Net securities gains (losses)                          84          221           92          283
Other income                                          897        1,061        3,298        2,457
                                                  -------      -------      -------      -------
  Total noninterest income                          2,652        2,753        8,281        7,044
                                                  -------      -------      -------      -------
NONINTEREST EXPENSE
Salaries and employee benefits                      4,527        3,678       13,915       11,427
Occupancy                                           1,063          900        3,012        2,792
Other                                               2,426        2,801        7,482        6,617
                                                  -------      -------      -------      -------
  Total noninterest expense                         8,016        7,379       24,409       20,836
                                                  -------      -------      -------      -------
Income before provision for income taxes            3,800        4,235       11,170       10,814
Provision for income taxes                          1,227        1,377        3,667        3,248
                                                  =======      =======      =======      =======
      NET INCOME                                  $ 2,573      $ 2,858      $ 7,503      $ 7,566
                                                  =======      =======      =======      =======

Basic net income per common share                 $  0.69      $  0.77      $  2.01      $  2.03
Diluted net income per common share               $  0.69      $  0.77      $  2.01      $  2.03
Dividends declared per common share               $  0.25      $  0.23      $  0.75      $  0.69

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands except for share data)



                                                                                               Unrealized
                                            Common Stock        Acc.                          Appreciation
                                        -------------------    Other                         (Depreciation)
                                            # of       Par      Comp.    Capital   Retained    Available-    Treasury
                                           Shares     Value    Income    Surplus   Earnings   for-Sale Sec     Stock       Total
                                        -----------  ------    -------   -------  ---------  --------------  ---------   ----------
Balances, December 31, 1996               3,759,912  $  38               $64,866  $ 28,771     $   807        $  (559)   $   93,923

   Comprehensive Income:
   Net income                                    --     --     $ 7,566        --     7,566          --             --         7,566


   Other Comprehensive Income,
      net of  tax                                --               (229)

                                                               -------
   Comprehensive Income                                        $ 7,337
                                                               =======
Cash dividend                                    --     --                    --    (2,594)         --             --        (2,594)

Stock dividend                                   --     --                    --        --

Net Changes in Unrealized
Appreciation on
  Securities Available-for-Sale                  --     --                    --        --          54             --            54

Sales of Treasury Stock                          --     --                     9        --          --            636           645
Purchases of Treasury Stock                      --     --                    --        --          --         (1,098)       (1,098)

                                                                         =======  ========     =======        =======    ==========
Balances, September 30, 1997
  (Unaudited)                             3,759,912    $38               $64,875  $ 33,743     $   861        $(1,021)   $   98,496
                                          =========    ===               =======  ========     =======        =======    ==========

Balances, December 31, 1997               3,759,912    $38               $64,875  $ 35,074     $ 1,044        $(1,115)      $99,916
   Comprehensive Income:

  Net income                                     --     --     $ 7,503        --     7,503          --             --         7,503

Other Comprehensive Income,
   net of tax                                    --     --         422
                                                               -------
Comprehensive Income                             --     --     $ 7,925
                                                               =======
Cash dividend                                    --     --                    --    (2,819)         --             --        (2,819)
Net Changes in Unrealized Appreciation
   on Securities Available-for-Sale              --     --                    --        --         514             --           514

Sales of Treasury Stock                          --     --                   315        --          --             858        1,173

Purchases of Treasury Stock                      --     --                    --        --          --            (907 )       (907)
                                          =========    ===               =======  ========     =======        ========    =========
Balances, September 30, 1998
   (Unaudited)                            3,759,912    $38               $65,190  $ 39,758     $(1,164)          1,558    $ 105,380
                                          =========    ===               =======  ========     =======        ========    =========


SOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)                                            Unaudited
                                                         Nine months ended
OPERATING ACTIVITIES                                       September 30,
                                                        1998             1997
                                                      -----------------------
Net income                                           $  7,503       $   7,566
Adjustments to reconcile net income to cash

  Provided by operating activities:
   Provision for loan losses                            3,879           2,743
   Depreciation on premises and equipment               2,078           1,869
   Amortization and accretion of investment
     Securities                                            34             388
   (Increase) decrease in other assets                 (1,803)            509
   Net increase (decrease) in other liabilities            50             994
                                                     --------       ---------
Net cash provided by operating activities              11,741          14,069
                                                     --------       ---------

INVESTING ACTIVITIES

Proceeds from sales and maturities of
  Available-for-sale securities                        38,035         100,484
Proceeds from maturities of
   Held-to-maturity securities                         20,948           7,797
Purchases of investment securities                    (52,146)        (68,956)
Net (increase)  decrease in federal funds sold          9,130          (6,565)
Net increase in loans                                 (50,623)        (99,116)
Purchases of premises and equipment                    (2,119)         (2,753)
                                                     --------       ---------
Net cash used in investing activities                 (36,775)        (68,109)
                                                     --------       ---------

FINANCING ACTIVITIES

Net increase in demand deposits                         1,412           8,046
Net increase (decrease) in savings and MMDA             1,870          (3,708)
Net increase in time deposits                          43,711          36,792
Net increase (decrease) in repurchase
  Agreements and federal funds purchased                 (846)         (4,776)
Net increase (decrease) in other borrowings           (18,000)         18,000
Cash dividends paid                                    (2,819)         (2,594)
Sales of treasury stock                                 1,173             645
Purchase of treasury stock                               (907)         (1,098)
                                                     --------       ---------
Net cash provided by financing activities              25,594          51,307
                                                     --------       ---------

    Increase (Decrease) in cash and cash
      Equivalents                                         560          (2,733)
                                                     --------       ---------
Cash and cash equivalents at the beginning of
  the period                                           46,873          57,565
                                                     --------       ---------
Cash and cash equivalents at the end of
  the period                                         $ 47,433       $  54,832
                                                     ========       =========


CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands)                                             Unaudited
                                                         Nine months ended
               SUPPLEMENTAL DISCLOSURES OF                  September 30,
                  NONCASH INVESTING AND
                   FINANCING ACTIVITIES


                                                    ---------------------------
                                                       1998           1997
                                                    ----------     ----------
Unrealized Appreciation (Depreciation)
  of Securities, net of Deferred Taxes              $   514        $      54
Increase (Decrease) in Other Real Estate Owned      $   686        $    (549)



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

FASB Statements No. 114 & 118

For purposes of these Statements, management maintains the following policy. Impaired loans are divided into two classifications: doubtful and loss. "Doubtful" loans indicate probable loss and are reserved at 50% of outstanding principal regardless of underlying collateral value. If collateral value is less than 50% of principal, then additional specific reserves are allocated. "Loss" loans are deemed uncollectible by management and are reserved at 100% of outstanding principal value. The Company charges-off loans it deems to be substantially uncollectible. The Directors Loan Committee approves all loan charge-offs. The following table details impaired loans:

                                                                                 -------------------------------
                                                                                          September 30,
                                                                                 -------------------------------
                                                                                     1998                 1997
                                                                                 ----------             --------
Principal balance                                                                  2,098,962              239,387
Interest income recorded during loan impairment                                          ---                  ---
Reserve for potential credit losses                                                1,158,669              167,735
Unreserved portion of impaired loans                                                 940,293               71,652
Average principal balance quarter-to-date                                          1,879,064              252,900
Average principal balance year-to-date                                               751,205              195,268


Impaired loans are identified according to the two classification methods in the following table:

                                                                             --------------------------
                                                                                   September 30,
                                                                             --------------------------
                                                                                 1998             1997
                                                                             -----------        -------
Doubtful loans outstanding.                                                  $  $880,586        239,387
Loss loans outstanding                                                                --        218,376


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

B.       ACCOUNTING AND REGULATORY MATTERS

PENDING ACQUISITION

On May 27, 1998, Pioneer Bancshares, Inc., a Delaware corporation, entered into an Agreement and Plan of Merger with First American Corporation (First American), a Tennessee corporation, providing for, among other things, the merger of the Company with and into First American. The Merger is intended to constitute a tax-free reorganization for federal tax purposes and is to be accounted for as a pooling-of-interests transaction. Pursuant to the terms of the Merger Agreement, each share of the Company's common stock, par value $.01 per share, outstanding immediately prior to the effective time of the Merger, will be converted into the right to receive 1.65 shares of First American common stock, par value $2.50 per share. The Company's banking operations will be consolidated with First American and will operate under the First American name. Management anticipates the Merger will be completed on November 20, 1998. Bancshares' portion of merger-related costs is being recorded as a prepaid asset and will be expensed during the fourth quarter of 1998. As of September 30, 1998, merger related costs before taxes were approximately $490,297. First American expects to incur restructuring and merger-related, pretax charges of about $16 million.

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                           OF PIONEER BANCSHARES, INC.

OVERVIEW

The Company ended the third quarter of 1998 with total assets of $990.6 million, a 3.5% increase from December 31, 1997 and a 6.8% increase from September 30, 1997. The Company reported net income for the three months ending September 30, 1998 of $2.6 million, or $0.69 basic earnings per share, compared to $2.9 million, or $0.77 basic earnings per share, for the same period in 1997. For the nine months ended September 30, 1998, the Company reported $7.5 million, or $2.01 basic earnings per share, compared to $7.6 million, or $2.03 basic earnings per share, for the same period last year. The decrease in earnings represents a 10.0% decrease from the third quarter 1997 to the third quarter of 1998 and a 0.8% decrease from the first nine months of 1997 to the first nine months of 1998.

NET INTEREST INCOME

Net interest income, before the provision for possible loan losses, was $10.8 million for the three months ended September 30, 1998, compared to $10.0 million for the same period in 1997. This level of net interest income resulted primarily from, among other things, an increase in total interest income to $19.3 million from $17.7 million, or 9.0%. The net interest margin was 4.86% in the third quarter of 1998 compared to 4.95% in the third quarter of 1997. The net interest margin decreased because the yield on interest earning assets decreased 4 basis points, and the rate paid on interest bearing liabilities increased 7 basis points. (See "Net Interest Margin")

Net interest income, before the provision for possible loan losses, was $31.2 million for the nine months ended September 30, 1998, compared to $27.3 million for the same period in 1997. This level of net interest income resulted primarily from, among other things, an increase in total interest income to $56.3 million from $49.5 million, or 13.6 %. The net interest margin was 4.76% for the nine months ended September 30, 1998 compared to 4.69% for the same period last year. The net interest margin increased because the yield on interest earning assets exceeded the rate paid on interest bearing liabilities during the three quarters of 1998; however the difference has decreased by 7 basis points since the prior quarter as the rate paid on interest bearing liabilities decreased by 2 basis points. (See "Net Interest Margin")

CASH AND DUE FROM BANKS

Cash and due from banks increased from $46.9 million as of December 31, 1997, to $47.4 million as of September 30, 1998, representing a 1.2% increase. The increase is indicative of normal business cycles in the industry. Cash and due from bank balances will fluctuate depending on monthly cycles and the volume of uncollected funds deposited by bank customers. It is management's desire to maintain adequate cash reserves to meet our customers' cash needs.

INVESTMENTS

Investment securities decreased from $205.1 million to $198.2 million, or 3.3% from December 31, 1997 to September 30, 1998. Maturities, sales and prepayments within the securities portfolio were primarily reinvested back into the investment portfolio. Loan growth was funded primarily by reducing federal fund sold and from deposit growth. From December 31, 1997 to September 30, 1998 the "Held-to-Maturity" securities decreased $21 million, or 43.4% while the "Available-for-Sale" securities increased $14.2 million, or 9.1%. The average expected life of the total investment security portfolio at September 30, 1998 was 2.4 years with an average tax equivalent yield of 6.34%. Taxable equivalent adjustments, using a 34 percent tax rate, have been made in calculating yields on tax-exempt obligations.

Since December 31, 1997, interest rate volatility in the bond market has increased the after tax value of the investment portfolio by $583,000. Interest rates decreased as the U.S Economy began to feel the effects of the world's financial difficulties and market traders fled to quality in U.S. Treasury Notes. Further contributing to the gain were the continued strength of the U.S. dollar and the lack of any sign of inflation. Regarding the investment portfolio, management intends to (i) buy securities only during those times when prices appear most favorable, (ii) maintain maturities five years or less and
(iii) avoid excessive call exposure.

FASB 115 requires the "Available for Sale" portfolio be valued at market prices and any difference be recorded as a change in asset value to the investment portfolio and capital. As of September 30, 1998, the FASB 115 adjustment resulted in an increase in the asset value of the investment portfolio of $2.4 million and an adjustment to the capital account of $1.6 after reserving $800,000 for deferred taxes.

As of September 30, 1998, the Company had $9.7 million invested in federal funds sold compared to $18.8 million at December 31, 1997. Management continually monitors the Company's liquidity position to determine the necessary balances of short-term investments and to consider alternative uses of such funds.

LOAN PORTFOLIO

Loans, net of unearned income, increased $50.6 million, or 7.8% from December 31, 1997 to September 30, 1998. The loan mix changed marginally from year-end 1997 to nine months ending, September 30, 1998. The largest dollar volume loan category increase occurred in commercial loans by $23.3 million, or 13.9% from December, 1997 to September, 1998. Consumer credit card loans decreased $220,000, or 4.9%. Residential real estate loans increased $19.4 million, or 11.3% from December 31, 1997 to September 30, 1998, due to a strong demand for home equity loans and home refinancing. Real estate construction loans increased 19.1%, or $10.4 million, for the same period. This increase in construction loans is one indication of a moderately strong local economy.

Management is anticipating loan growth of less than 10% for the fourth quarter of 1998. However, the amount of such growth, if any, will depend upon general economic conditions, including whether or not the Federal Reserve increases or maintains current interest rate levels. Higher interest rate levels will reduce the growth rate of the loan portfolio. Management continues to monitor the mix of loans and the introduction of new loan products to ensure our customers are provided with the best borrowing opportunities.

The Company had no foreign loans or loans to lesser developed countries as of September 30, 1998. The Company has not invested in loans to finance highly leveraged transactions ("HLT"), such as leveraged buy-out transactions, as defined by the Federal Reserve and other regulatory agencies. There has not been a concentration in lending to any one industry segment. The Company's loan mix is further described in the table below.

                                 LOAN PORTFOLIO
                                 (in thousands)

                            September         Percent        December        Percent
                              1998           of Total          1997          of Total
                            --------         --------        --------        --------
Commercial, financial
   and agricultural         $190,990          27.19%        $167,655           25.74%
Real estate:
   Construction and
      land development        65,036           9.26%          54,624            8.39%
   Residential               191,491          27.26%         172,124           26.43%
   Commercial                168,619          24.01%         155,348           23.86%
Consumer
   Credit cards                4,258           0.61%           4,478            0.69%
   Installments               81,801          11.65%          96,739           14.85%
Lease financing                  141           0.02%             266            0.04%
                            --------        -------         --------         -------
Total Gross Loans            702,336         100.00%         651,234          100.00%
                                            =======                          =======
Less:
   Unearned income             1,955                           1,476
   Allowance for
      loan losses             10,411                           7,837
                            --------                        --------
Total Net Loans             $689,970                        $641,921
                            ========                        ========

PROVISION AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

The economic outlook for the State of Tennessee, where the Company does business, is cautious. However, the economy is generally performing similar to the nation as a whole. In the Company's markets, real estate values have increased slightly and interest rates have decreased to the 6.5% to 7.00% level for 30 year mortgages. New housing starts have remained relatively constant for the third quarter of 1998. A continued healthy economy will probably hold the level of net charge-offs and delinquencies for the remainder of 1998 at or below historical peer group averages.

Management considers changes in the size and character of the loan portfolio, changes in nonperforming and past due loans, historical loan loss experience, the existing risk of individual loans, concentrations of loans to specific borrowers or industries and existing and prospective economic conditions when determining the adequacy of the loan loss reserve. The allowance for possible loan losses increased $2.6 million, or 32.8% from December 31, 1997 to September 30, 1998. The provision charged to expense is based on a continuous analysis by the Company's management of potential losses in the loan portfolio and management's efforts to maintain a minimum percentage of the allowance for possible loan loss reserve at 1.25% of gross outstanding loans.

The Company's allowance for possible loan losses as a percentage of average loans, net of unearned income, was 1.49% at September 30, 1998 as compared to 1.23% at December 31, 1997. The allowance for loan losses at September 30, 1998, and December 31, 1997, provided 98.49% and 164.97% coverage of nonperforming assets and loans 90 days or more past due, respectively. Net charge-offs (annualized as a percentage of average quarter-to-date loans) were 0.19% during the third quarter of 1998 as compared to 0.27% for the same period one year ago. At September 30, 1998, management believes that the allowance for possible loan losses is sufficient to absorb potential losses.

                            ALLOWANCE FOR LOAN LOSSES
                                 (in thousands)


                                        -----------------------------------------------------------
                                                       1998                          1997
Quarter Ending                           Sept 30     June 30     March 31      Dec 31       Sept 30
                                        -----------------------------------------------------------
Balance at beginning of period          $ 9,141       $8,415       $7,836       $7,651       $6,939
Loans charged-off                           488          833          441          889          528
Loans recovered                             155          221           82          210          117
                                        -------       ------       ------       ------       ------
  Net charge-offs (recoveries)              333          612          359          679          411
Provision for loan losses charged
   to expense                             1,603        1,338          938          865        1,123
                                        -------       ------       ------       ------       ------
Balance at end of period                $10,411       $9,141       $8,415       $7,837       $7,651
                                        =======       ======       ======       ======       ======
Allowance for loan losses as
   a percentage of average
   loans outstanding for
   the period                              1.49%        1.33%        1.27%        1.23%        1.27%

Allowance for loan losses as a
   percentage of nonperforming
   assets and loans 90 days past
   due outstanding at end of
   the period                             98.49%      104.78%      157.30%      164.97%      267.52%

Annualized QTD net charge-offs as
   a percentage of average loans
   outstanding for  the period             0.19%        0.36%        0.22%        0.43%        0.27%

Annualized YTD net charge-offs as
   a percentage of average loans
   outstanding for  the period             0.25%        0.29%        0.22%        0.26%        0.19%

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

Nonperforming assets include nonperforming loans, renegotiated loans, foreclosed real estate held for sale and foreclosed other personal property held for sale. As of September 30, 1998, nonperforming assets were $6.7 million as compared to $2.6 million at December 31, 1997. The ratio of nonperforming assets to average loans, net of unearned income, other real estate and other nonperforming assets was 0.96% at September 30, 1998, compared to 0.41% at December 31, 1997 and 0.38% at September 30, 1997. The increase in nonperforming assets is primarily due to the addition of two large secured loans. Management is unable to estimate the amount of recovery on the loans at this time.

Total nonperforming loans to total average loans increased from 0.29% at December 31, 1997, to 0.85% at September 30, 1998. Loans past due 90 days or more as a percentage of total average loans increased to 0.55% as of September 30, 1998, compared to 0.33% as of December 31, 1997. Management believes asset quality remains strong despite the increase in 90 day past due loans during the second and third quarters and will remain strong throughout the remainder of 1998.

Net loans charged off during the third quarter of 1998 were $333,000 compared to a $411,000 for the same period of 1997. Further detail of loan charge-offs and recoveries is presented in the table "Allowance for Loan Losses."

                     NONPERFORMING ASSETS AND PAST DUE LOANS
                                 (in thousands)

                                           --------------------------------------------------------------------
                                                      1998                                    1997
                                           --------------------------------------------------------------------
Quarter Ending                             Sept 30        June 30         March 31       Dec 31         Sept 30
                                           ====================================================================
Avg loans, net of unearned income          $698,576       $685,645       $660,896       $636,559       $603,579
                                           ========       ========       ========       ========       ========
Nonaccrual loans                           $  5,918       $  3,875       $  4,179       $  1,836       $  1,856
Renegotiated or restructured loans                0              0              0              0              0
                                           --------       --------       --------       --------       --------
   Total nonperforming loans                  5,918          3,875          4,179          1,836          1,856
Other real estate owned, net                    720            752            753            687            352
Other non-performing assets                      78             23             94            107             67
                                           --------       --------       --------       --------       --------
   Total nonperforming assets              $  6,716       $  4,650       $  5,026       $  2,630       $  2,275
                                           ========       ========       ========       ========       ========

Loans 90 days or more past due
   and still accruing                      $  3,855       $  4,075       $    323       $  2,120       $    585
Total nonperforming loans as a
   percentage of total avg loans               0.85%          0.57%          0.63%          0.29%          0.31%
Total nonperforming assets as a
   percentage of total avg loans, ORE
   and other nonperforming assets              0.96%          0.68%          0.76%          0.41%          0.38%
Loans 90 days past due as a
   percentage of total avg loans               0.55%          0.59%          0.05%          0.33%          0.10%

DEPOSITS

Total deposits increased $47 million, or 6.3% from $748.4 million at December 31, 1997 to $795.4 million at September 30, 1998. The increase is due primarily to customers investing in time deposits over $100,000 and increases in consumer CD's. Total interest bearing deposits increased $42.2 million from December 31, 1997 to September 30, 1998. Noninterest bearing demand deposits increased $4.8 million, or 3.8% in the first nine months of 1998 from December 31, 1997. From December 31, 1997 to September 30, 1998, interest bearing transaction accounts decreased $3.3 million, or 2.5%, while money market accounts and savings accounts decreased $3.5 million or 6.1%, and increased $5.4 million, or 4.8% respectively.

Federal funds purchased and securities sold under agreements to repurchase decreased $846,000, or 1.4% from December 31, 1997 to September 30, 1998. Counterparties to the agreements to repurchase are commercial account customers, where excess funds from noninterest bearing checking accounts are transferred nightly to a collateralized interest bearing repurchase account. These accounts are not FDIC insured, therefore the Company collateralizes the deposits with securities from the investment portfolio. For the quarter ended September 30, 1998, none of the repurchased agreements were brokered. The Company had no federal funds purchased as of September 30, 1998, or December 31, 1997. The Company uses borrowings from the Federal Home Loan Board ("FHLB") to supplement the management of interest rate risk by matching maturities within the loan portfolio with FHLB borrowings. At September 30, 1998 total FHLB borrowings were $20.0 million, or $18 million lower than on December 31, 1997. Regarding the Company's deposit mix, savings deposits and both interest bearing and noninterest bearing transaction deposits accounted for 47.5%, 49.5% and 48.6% of total deposits at September 30, 1998, December 31, 1997 and September 30, 1997, respectively. Large certificates of deposits represents 12.6% of total deposits at September 30, 1998, and is higher than 9.4% at December 31, 1997 and 10.2% at September 30, 1997.

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

Net cash provided by operating activities for the nine months ended September 30, 1998, totaled $11.7 million. For the same period, net cash used by investing activities totaled $36.8 million consisting primarily of proceeds from maturities and sales of investment securities of $59 million, cash outflows of $52.1 million in investment securities purchases, and a $50.6 million increase in loans outstanding. Net cash provided by financing activities of $25.6 million consisted of an increase in demand deposits of $1.4 million, an increase in savings deposits of $1.9 million, an increase in time deposits of $43.7 million and a decrease in other borrowings of $18.0 million. The payment of $2.8 million in common stock dividends and intercompany dividends was funded from earnings and equity, respectively. Intercompany dividends are used to fund the ongoing operations of the holding company in lieu of management fees. Management will stagger the purchases of investment securities within a four-year maturity horizon to provide sufficient liquidity to the loan portfolio. Management does not anticipate any unexpected funding needs in the near future that could not be satisfied with current cash generated from investing activities.

Total stockholders' equity, adjusted for the unrealized appreciation on securities available for sale, to total assets at September 30, 1998 and December 31, 1997 was 10.64% and 10.33%, respectively. The Company's book value per share, increased from $26.57 at December 31, 1997 to $28.03 at September 30, 1998. The Company's Tier I risk based capital ratio, total risk based capital ratio and leverage capital ratio at September 30, 1998 were 12.57%, 13.82% and 10.05, respectively, exceeding the fully phased-in required capital ratios of 4.00%, 8.00% and 3.00%, respectively. These ratios as of December 31, 1997 were 12.91%, 13.99% and 10.29%, respectively. Increased regulatory activity in the financial industry as a whole will continue to impact the structure of the industry; however, management does not anticipate any negative impact on the capital resources or operations of the Company.

ASSET/LIABILITY MANAGEMENT

Interest Rate Sensitivity

Interest rate sensitivity is a function of the repricing characteristics of the Company's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on repricing relationships of assets and liabilities during periods of changes in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities that are subject to repricing at various time horizons. The following table illustrates the Company's exposure to interest rate fluctuations as of September 30, 1998:

                       INTEREST RATE SENSITIVITY ANALYSIS
                            as of September 30, 1998
                                 (in thousands)


                             ----------------------------------------------------------------------------------
                                             Over 3       Over 1
                                             Months        Year                       Non-
                              3 Months      Through       through         Over      Interest
                              or less      12 Months      5 Years       5 Years     Sensitive         Total
                             ----------------------------------------------------------------------------------
ASSETS:
Interest Earning Assets:
Loans, net of unearned
   Income                    $259,464      $ 66,335      $348,941      $ 25,641              --       $ 700,381
   Less: Allowance for
      loan losses                  --            --            --            --       $ (10,411)        (10,411)
                             --------      --------      --------      --------       ---------       ---------
   Net loans
                              259,464        66,335       348,941        25,641         (10,411)        689,970
Investment securities          22,699        37,473        95,874        42,238              --         198,284
Federal funds sold              9,700            --            --            --              --           9,700
                             --------      --------      --------      --------       ---------       ---------
   Total earning assets
                              291,863       103,808       444,815        67,879         (10,411)        897,954
Cash and other assets              --            --            --            --          92,597          92,597
                             --------      --------      --------      --------       ---------       ---------
   Total assets              $291,863      $103,808      $444,815      $ 67,879       $  82,186       $ 990,551
                             ========      ========      ========      ========       =========       =========

                             ----------------------------------------------------------------------------------
                                              Over 3      Over 1
                                              Months       Year                       Non-
                              3 Months       Through      through        Over       Interest
                              or less       12 Months     5 Years       5 Years     Sensitive         Total
                             ----------------------------------------------------------------------------------
LIABILITIES  AND
   STOCKHOLDERS'
      EQUITY:
Interest Bearing
Liabilities
Interest bearing demand
   deposits                  $ 42,561     $  37,097      $ 49,754      $     --              --       $ 129,412
Money market accts                 --        27,176        27,176            --              --          54,352
Savings deposits                   --        11,572        93,403        11,572              --         116,547
Other time deposits            87,515       134,518        41,525            --         263,583
                                                                                                             25
CD's of $100,000
   or more                     54,659        13,044             9            --         100,081
                                                                                                         32,369
Federal funds purchased
   and securities sold
   under agreements
   to repurchase               59,593            --            --            --              --          59,593
Other borrowings               10,000            --        10,000            --              --          20,000
                             --------     ---------      --------      --------       ---------       ---------
   Total interest bearing
      Liabilities              11,606            --
                                                          232,038       265,022         234,902         743,568
Non-interest bearing
   demand deposits                 --            --            --            --       $ 131,439         131,439

Other liabilities                  --            --            --            --          10,262          10,164
Stockholders' equity               --            --            --            --         105,282         105,380
                             --------     ---------      --------      --------       ---------       ---------
   Total liabilities and
      Stockholders' equity   $232,038      $265,022      $234,902      $ 11,606       $ 246,983       $ 990,551
                             ========     =========      ========      ========       =========       =========

Interest sensitivity gap     $ 59,825     $(161,214)     $209,913      $ 56,273
Cumulative interest
   sensitivity gap           $ 59,825     $(101,389)     $108,524      $164,797
Cumulative interest
   sensitivity gap as a
   percentage of
   total earning assets          6.66%       -11.29%        12.09%        18.35%

In analyzing the interest rate sensitivity at September 30, 1998, the Company is found to be liability sensitive in the less than twelve-month categories in the amount of $101.4 million. Not until the mid-point of the one-year to five-year category do assets match up with liabilities. This means the Company is in a slightly liability sensitive position. During periods of increasing interest rates, liability sensitivity would narrow the Company's net interest margins, because interest earning assets would reprice slower than interest bearing liabilities. During periods of decreasing interest rates, being liability sensitive would enable the Company to reprice interest bearing liabilities quicker, thereby increasing the net interest. Management maintains several interest rate risk models, regularly meets with the Board of Directors to discuss asset/liability management issues and believes this level of exposure to interest rate fluctuations to be acceptable.

NET INCOME

Net income for the nine months ended September 30, 1998 decreased $63,000, or 0.8% over the same period in 1997. Changes in basic earnings per share for the first nine months of 1998 decreased by $.02, or 0.9% to $2.01 from $2.03 for the same period one-year ago. Changes in diluted net income per share were identical during the same periods. For the first nine months of 1998 compared to the same period last year, net interest income increased by $3.8 million and noninterest income increased by $1.2 million; however, noninterest expense increased by $3.6 million and the loan loss provision and provision for income taxes increased by $1.1 million and $419,000, respectively. Annualized return on average assets for the nine months ending September 30, 1998 was 1.02% as compared to 1.10% for the same period last year. The annualized return on average equity for the first nine months of 1998 was 9.89%, compared to 10.62% for the same period in 1997. All net income calculations are before merger related expenses. The pre-tax merger related expenses incurred through September 30, 1998 are $490,297.

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

The following table shows average balances, interest income and interest expense, and yields/rates for the three months ending September 30, 1998 and 1997.

CONSOLIDATED AVERAGE BALANCE SHEET
   INTEREST INCOME/EXPENSE AND
   YIELD/RATES

Taxable Equivalent Basis
(in thousands)                                                            Three months ended
                                                                             September 30,

                                            -------------------------------------------------------------------------
Assets                                                         1998                                 1997
                                            -------------------------------------------------------------------------
                                              Average         Income/      Yield/     Average     Income/      Yield/
Earning assets:                               Balance         Expense      Rate       Balance     Expense      Rate
                                            -------------------------------------------------------------------------
Loans, net of unearned income               $ 698,576       $  16,177       9.26%    $ 603,579     $14,418      9.56%
Investment securities                         204,349           3,233       6.33%      222,757       3,498      6.28%
Other earning assets                           11,599             213       7.35%       14,492         196      5.41%
                                            ---------       ---------       ----     ---------     -------
   Total earning assets                       914,524          19,623       8.58%      840,828      18,112      8.62%
Allowance for loan losses                     (10,050)                                  (7,185)
Cash and other assets                          91,232                                   87,989
                                            ---------                                ---------
                 TOTAL ASSETS               $ 995,706                                $ 921,632
                                            ---------                                =========

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits            $ 135,690             804       2.37%     $124,737         855      2.74%
Savings deposits                              116,241             972       3.34%      106,959         866      3.24%
Time deposits                                 312,415           4,135       5.29%      298,462       3,971      5.32%
Time deposits of $100,000 or more              98,293           1,431       5.82%       72,020       1,034      5.74%
Federal funds purchased and securities
   sold under agreement to repurchase          63,065             857       5.44%       64,690         706      4.37%
Other borrowings                               20,000             304       6.06%       18,754         268      5.72%
                                            ---------       ---------       ----      --------     -------      ----
   Total interest bearing liabilities         745,704           8,503       4.56%      685,622       7,700      4.49%
                                                            ---------                              -------      ====
Net interest spread                                         $  11,120       4.02%                  $10,412      4.13%
                                                            =========                              =======      ====
Noninterest bearing demand deposits           133,641                                  126,918
Accrued expenses and other liabilities         11,250                                   10,861
Stockholders' equity                          105,111                                   98,231
                                            ---------                                ---------
            TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY           $ 995,706                                $ 921,632
                                            =========                                ---======
Net yield on earning assets                                                 4.86%                               4.95%
                                                                            ====                                ====

Taxable equivalent adjustment:
   Loans                                                    $      21                              $    39
   Investment securities                                          331                                  390
                                                            ---------                              =======
      Total adjustment                                      $     352                              $   429
                                                            =========                              =======

CONSOLIDATED AVERAGE BALANCE SHEET
   INTEREST INCOME/EXPENSE AND
   YIELD/RATES
Taxable Equivalent Basis
(in thousands)

                                                                           Nine months ended
                                                                             September 30,

                                                ------------------------------------------------------------------------
Assets                                                         1998                                 1997
                                                ----------- ----------- ------------ ----------- ----------- -----------
                                                 Average     Income/      Yield/      Average     Income/      Yield/
Earning assets:                                  Balance     Expense       Rate       Balance     Expense      Rate
                                                ----------- ----------- ------------ ----------- ----------- -----------
Loans, net of unearned income                   $  682,545   $  46,781     9.14%      $ 565,884   $  38,808    9.14%
Investment securities                              206,508       9,849     6.36%        241,117      11,705    6.47%
Other earning assets                                16,445         799     6.49%         13,032         545    5.58%
                                                 ---------   ---------                ---------   ---------
   Total earning assets                            905,498      57,429     8.46%        820,033      51,058    8.30%

Allowance for loan losses                           (8,422)                              (6,479)
Cash and other assets                               89,973                               88,408
                                                ---------                             ---------
                 TOTAL ASSETS                   $  987,049                            $ 901,962
                                                ==========                            =========

Liabilities and Stockholders' Equity

Interest bearing liabilities:
Interest bearing demand deposits                $  137,594       2,537     2.46%      $ 123,084       2,505    2.71%
Savings deposits                                   115,145       2,854     3.31%        105,977       2,528    3.17%
Time deposits                                      308,631      12,293     5.31%        295,938      11,516    5.18%
Time deposits of $100,000 or more                   91,058       3,956     5.80%         71,052       2,958    5.54%
Federal funds purchased and securities
   Sold under agreement to repurchase               66,032       2,318     4.69%         64,153       2,071    4.30%
Other borrowings                                    26,102       1,150     5.87%         14,554         609    5.58%
                                                ----------   ---------                ---------   ---------
   Total interest bearing liabilities              744,562      25,108     4.50%        674,758      22,187    4.38%
                                                             =========                            =========
Net interest spread                                          $  32,321     3.96%                  $  28,871    3.92%
                                                             =========                            =========
Noninterest bearing demand deposits                131,004                              122,940
Accrued expenses and other liabilities              10,067                                8,990
Stockholders' equity                               101,416                               95,274
                                                ----------                            ---------
            TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY               $  987,049                            $ 901,962
                                                ==========                            =========
Net yield on earning assets                                                4.76%                               4.69%
                                                                        =======                                ====

Taxable equivalent adjustment:
   Loans                                                     $      69                             $    104
   Investment securities                                         1,075                                1,418
                                                             =========                             ========
      Total adjustment                                       $   1,144                             $  1,522
                                                             =========                             ========

The net yield on earning assets decreased 9 basis points from the third quarter of 1997 to the third quarter of 1998, 4.95% to 4.86%, respectively. The decrease resulted from changes in rates, volumes and mix of interest earning assets and interest bearing liabilities. In addition, the average balance of noninterest bearing demand deposits increased $6.7 million, or 5.3%. On a tax equivalent basis, interest income on earning assets increased $1.5 million, or 8.3% due to an increase of $73.7 million, or 8.7% in the average volume of interest earning assets. The development of the mix of interest earning assets is the primary factor of the improved yields of earning assets as a whole. The average balances of loans increased $94.9 million, or 15.7%, while the average balance of securities decreased $18.4 million, or 8.3% and the average balance of other earning assets, primarily federal funds sold, decreased $2.9 million, or 20%. As a percentage of total earning assets, loans increased from 71.8% to 76.3%, investment securities decreased from 26.5% to 22.3%, and other earning assets decreased from 1.7% to 1.4%, for the third quarter of 1997 and the third quarter of 1998, respectively. Rates earned on loans decreased 30 basis points, while rates earned on investment securities increased 5 basis points. The rates earned on other earning assets increased 194 basis points. The rate on total earning assets decreased 4 basis points. Interest expense on interest bearing liabilities increased $803,000, or 10.4% in the third quarter of 1998 compared to the same period last year. Average balances on interest bearing liabilities increased by $60.1 million, or 8.8%. The average balances of interest bearing demand deposits increased from third quarter of 1997 to third quarter of 1998 by $10.9 million, or 8.8%. Savings accounts increased for the same time periods by $9.3 million, or 8.7%. The rates paid on these types of accounts during the three months ending September 30, 1998, and 1997, decreased 37 and increased 10 basis points, respectively. The average balance of time deposits, including time deposits over $100,000, increased $40.2 million, or 10.9% and the rate paid increased 2 basis points. Net interest spread and net interest spread rate from the third quarter 1997 to the third quarter 1998 increased by $708,000 and decreased 11 basis points, respectively.

The net yield on earning assets increased 7 basis points to 4.77% for the first nine months of 1998 from 4.69% for the same period in 1997. The increase resulted from changes in rates, volumes and mix of interest earning assets and interest bearing liabilities. In addition, the average balance of noninterest bearing demand deposits increased $8.1 million, or 6.6%. On a tax equivalent basis, interest income on earning assets increased $6.4 million, or 12.5% due to an increase of $85.5 million, or 10.4% in the average volume of interest earning assets. The development of the mix of interest earning assets is the primary factor of the improved yields of earning assets as a whole. The average balances of loans increased $116.7 million, or 20.6%, while the average balance of securities decreased $34.6 million, or 14.4% and the average balance of other earning assets, primarily federal funds sold, increased $3.4 million, or 26.2%. As a percentage of total earning assets, loans increased from 69% to 75.4%, investment securities decreased from 29.4% to 22.8%, and other earning assets increased from 1.6% to 1.8%, for the first nine months of 1997 and 1998, respectively. Rates earned on loans were unchanged, while rates earned on investment securities decreased 11 basis points. The rates earned on other earning assets increased 91 basis points. The rate on total earning assets increased 16 basis points. Interest expense on interest bearing liabilities increased $2.9 million, or 13.2% in the first nine months of 1998 compared to the same period last year. Average balances on interest bearing liabilities increased by $69.8 million, or 10.3%. The average balances of interest bearing demand deposits increased from the first nine months of 1997 to the first nine months of 1998 by $14.5 million, or 11.8%. Savings accounts increased for the same time periods by $9.2 million, or 8.7%. The rates paid on these types of accounts during the nine months ending September 30, 1998, and 1997, decreased 25 and increased 14 basis points, respectively. The average balance of time deposits, including time deposits over $100,000, increased $32.7 million, or 8.9% and the rate paid increased 16 basis points. Net interest spread and net interest spread rate increased from the first nine months of 1997 to the first nine months of 1998 by $3.5 million and 4 basis points, respectively.

NONINTEREST INCOME

Noninterest income consists of revenues generated from a broad range of financial services and activities including fee-based services and commissions.

                               NONINTEREST INCOME
                                 (in thousands)

                                        Three Months                                   Nine Months
                                     Ended September 30,                           Ended September 30,
                                    ----------------------  Percent                -------------------   Percent
                                      1998        1997       Change                   1998       1997     Change
                                    ---------------------- -----------             -------     ------    -------
Trust income                           $  477      $  408     16.91%                $ 1,363    $ 1,195     14.06%
Service charge on deposit accounts      1,194       1,063     12.32%                  3,528      3,109     13.48%
Net securities gains (losses)              84         221    (61.99)%                    92        283    (67.49)%
Other income                              897       1,061    (15.46)%                 3,298      2,457     34.23%
                                    ========== ===========                          =======    =======
   TOTAL                              $ 2,652     $ 2,753     (3.67)%               $ 8,281    $ 7,044     17.56%
                                    ========== ===========                          =======    =======


Trust fees increased $69,000 or 16.9% for the three months ended September 30, 1998, as compared to the quarter ended September 30, 1997. Service charges increased $131,000, or 12.32% from the third quarter of 1997 compared to the third quarter of 1998. The increase in service charges is attributable to a new fee structure implemented during the third quarter of 1997 and to the growth in deposits. Net securities gains of $84,000 were realized in the third quarter of 1998, compared to gains of $221,000 realized in the same period of 1997. Other noninterest income decreased $164,000, or 15.5% for the third quarter 1998 compared to the third quarter of 1997. The decrease in other noninterest income is primarily attributable to a higher one-time increase in miscellaneous income during the same quarter in the prior year.

 Trust fees increased $168,000 or 14.1% for the nine months ended September 30, 1998, as compared to the quarter ended September 30, 1997. Service charges increased $419,000, or 13.5% from the third quarter of 1997 compared to the third quarter of 1998. The increase in service charges is attributable to a new fee structure implemented during the third quarter of 1997 and to the growth in deposits. Net securities gains of $92,000 were realized in the first nine months of 1998 compared to gains of $283,000 realized in the same period of 1997. Other noninterest income increased $841,000, or 34.2% for the nine months ending September 30, 1998 compared to the same period last year. The increase in other noninterest income is primarily attributable the sale of Company real estate properties, which in management's opinion, were no longer needed for continuing operations, and to the fees collected from the long-term mortgage department, where long-term mortgages are sold to the thirdary loan market, and from Pioneer Securities, Inc., a wholly owned subsidiary of Pioneer Bank.

NONINTEREST EXPENSE

Salaries and benefits increased $849,000, or 23.1% for the three months ending September 30, 1998, as compared to September 30, 1997 due to Company growth including the establishment of Pioneer Bank, f.s.b., and commissions paid on long-term mortgage origination. Occupancy expenses increased $163,000, or 18.1% due to increased repair and maintenance expense. Management anticipates the level of spending for occupancy expense to be about 5% higher than last year. Other expenses decreased $375,000, or 13.39% for the third quarter ending September 30, 1998, compared to the same period last year. The decrease in other noninterest expenses is primarily attributable to decreases in office supplies expenses, accounting and auditing fees and other miscellaneous charge-offs.

Salaries and benefits increased $2.5 million, or 21.8% for the nine months ending September 30, 1998, as compared to September 30, 1997 due to Company growth including the establishment of Pioneer Bank, f.s.b., and year-to-date commissions paid on long-term mortgage origination. Occupancy expenses increased $220,000, or 7.9%. Management anticipates the level of spending for occupancy expense to remain at this level through year-end. Other expenses increased $865,000, or 13.1% for the nine months ending September 30, 1998, compared to the same period last year. The increase in other noninterest expense is primarily attributable to increases in long-term mortgage appraisal fees, FDIC and State assessments, legal fees and other miscellaneous expenses.

                               NONINTEREST EXPENSE
                                 (in thousands)

                                        Three Months                                   Nine Months
                                      Ended September 30,    Percent                Ended September 30,    Percent
                                      ------------------                            -------------------
                                        1998        1997      Change                  1998      1997       Change
                                      -------     -------   -------                --------   --------    -------
Salaries and benefits                 $ 4,527     $ 3,678     23.08%               $ 13,915   $ 11,427      21.77%
Net occupancy expense                   1,063         900     18.11%                  3,012      2,792       7.88%
Other expense                           2,426       2,801    (13.39%)                 7,482      6,617      13.08%
                                      -------     -------                          --------   --------
   TOTAL                              $ 8,016     $ 7,379      8.63%               $ 24,409   $ 20,836      17.15%
                                      =======     ========                         ========   ========

PROVISION FOR INCOME TAXES

The Company's provision for income taxes decreased $150,000, or 10.9% to $1.2 million for the three months ended September 30, 1998, as compared to $1.3 million for the same period in 1997. The effective tax rate was 32.3% for the three months ended September 30, 1998 as compared to 32.5% for September 30, 1997. The Company's provision for income taxes increased $419,000, or 12.9% to $3.7 million for the nine months ended September 30, 1998, as compared to $3.2 million for the same period in 1997. The effective tax rate was 32.8% for the nine months ended September 30, 1998 as compared to 30.04% for September 30, 1997. This increase is attributable to a large decrease in tax-free investments in the company's securities portfolio and gains on the sale of company property. The notes to the December 31, 1997, financial statements provide additional information regarding the Company's taxes.

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

The federal regulatory agencies have required all financial institutions to resolve their Year 2000 computer software problems by December 31, 1998. In 1997, the Company formalized its "Year 2000 Conversion Action Plan" (the "Plan"). The Plan possesses a sound, systematic and rational process of attaining Year 2000 compliance by December 31, 1998. The Plan uses a nine-step approach to attaining Year 2000 compliance. The nine steps are awareness, assessment, remediation, validation, implementation and contingency planning. The Plan requires evaluating the Year 2000 impact of each of the Company's areas, products and systems for both information technology ("IT") based and non-IT based systems. Areas being addressed by the Plan include:

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

     Vendor and Third Party Associations - In this area the Plan requires an inventory of the systems and products provided by third parties, and requires the Company to contact each vendor or third-party to gain knowledge of the status of their Year 2000 compliance. This is broad-based to include IT and non-IT systems. Currently all items in this area are in the validation process. The Company estimates the cost of its Year 2000 project will not exceed $1 million in the aggregate and the cost will not be material to earnings. Actual expenditures to date and anticipated future expenditures are within this estimate. The Company's management believes its approach to the Year 2000 issue to be comprehensive, and does not expect the Year 2000 issue to have a material impact on its results of operations, liquidity or financial condition. However, given the nature of the problem and the number of factors outside the Company's direct control, management is continuously evaluating the risks associated with Year 2000. To help mitigate the risks a Year 2000 corporate contingency plan is being developed. This plan will be completed by March 31, 1999, at the point of the conversion to the First American systems. Primarily this plan will concentrate on performing all mission critical systems that are believed to be at high risk for noncompliance.

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

         Exhibit
         Number   Description

         3(a) Certificate of Incorporation, incorporated herein by reference from Registrant's Registration Statement on Form S-4 (Registration No. 33-49360).

         3(b) By-laws, incorporated herein by reference from Registrant's Registration Statement on Form S-4 (Registration No. 33-49360)

         11       Statement Re Computation of Basic and Diluted Earnings Per
                  Share





(b)      Reports on Form 8-K.

         During the third quarter of 1998, the Company filed the following report on Form 8-K. Current Report on Form 8-K dated September 5, 1998, in reference to the Registrant's acquisition and merger by First American Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Pioneer Bancshares, Inc.





Date:  November 15, 1998                /s/ Rodger B. Holley
                                        --------------------
                                        Rodger B. Holley
                                        Chairman, President and CEO



Date:  November 15, 1998                /s/ Gregory B. Jones
                                        --------------------
                                        Gregory B. Jones
                                        Executive Vice President and Treasurer

                    PIONEER BANCSHARES, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

  Exhibit
  Number                 Description                                           Page

                   3(a) Certificate of Incorporation, incorporated herein by reference from Registrant's Registration
                         Statement on Form S-4 (Registration No. 33-
                         49360).

                   3(b) By-laws, incorporated herein by reference from Registrant's Registration Statement on Form S-4
                         (Registration No. 33-49360).

                  11     Statement Regarding Computation of Basic and
                         Diluted Net Earnings per Share

                  27     Financial Data Schedule (for SEC use only)              30-31